Form 10-K405
period 1995-12-31
CAPITAL DIRECTIONS INC
filed 1996-03-28
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
              of The Securities Exchange Act of 1934(Fee Required)

 For the fiscal year ended December 31, 1995   Commission file number 33-20417

             ________________Capital Directions, Inc.______________
             (Exact name of registrant as specified in its charter)

___________MICHIGAN____________        ________________38-2781737_____________
(State of other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

322 South Jefferson St., Mason, Michigan                            48854-0130
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (517) 676-0500

Securities registered pursuant to Section 12(b) of the act:     ______None____

Securities registered pursuant to Section 12(g) of the act:     ______None____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes__X__     No_____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The registrant estimates that as of March 20, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,198,576. This is based on a market price of $36.00 per share for the Registrant's stock.

As of March 20, 1996, the registrant had outstanding 297,428 shares of common stock having a par value of $5 per share.


                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the Year Ended December 31, 1995 (Form 10-K, Part I, Part II, Part III, and Part IV)

Proxy Statement for the Annual Meeting of Shareholders to be held
 April 25, 1996 (Form 10-K, Part III)

                                     PART I
Item 1. Business

     Capital Directions, Inc. (the "Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on August 11, 1987 and formed for the purpose of enabling Mason State Bank (the "Bank") to form a one-bank holding company and engage in any other related activity allowed. Mason State Bank was consolidated with Mason Bank on July 22, 1988, thereby causing Mason State Bank to become a wholly-owned subsidiary of the Registrant.
     Mason State Bank purchased Lakeside Insurance Services, Inc. in 1994 to take advantage of the expanded insurance powers granted to Banks in 1994. Lakeside is licensed in Michigan to sell life insurance and variable annuity contracts.
     Monex Financial Services, Inc., commenced operations in October 1988 as a wholly-owned subsidiary of the Registrant. Monex Financial Services, Inc. is a Michigan corporation which was capitalized with 50,000 shares of $1.00 par value common stock.
     Regulatory approval to engage in providing tax planning and preparation services, consumer counseling services, and investment broker-dealer services was granted in 1992. The Registrant offers these services under non-banking de novo subsidiaries of Monex Financial Services, Inc. These subsidiaries enable it to sell a greater number of products and receive additional fee income.
     The Registrant has no substantial assets except the investment in Mason State Bank. The Registrant and its primary subsidiary, Mason State Bank, operate in the banking industry, which accounts for substantially all of their assets, revenues and operating income. Further discussion of the operations of the Registrant and its subsidiaries is discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in The 1995 Annual Report to the Shareholders, incorporated herein by reference. The Registrant's primary competition is substantially the same as Mason State Bank's as discussed below.
     The Bank was organized in 1886 under the laws of Michigan and is subject to the Michigan Banking Code of 1969. It is insured by the Bank Insurance Fund through the Federal Deposit Insurance Corporation. The Bank is regulated by the Michigan Financial Institutions Bureau and the Federal Deposit Insurance Corporation. The Registrant is regulated by the Federal Reserve Board. The Bank's principal office is located at 322 South Jefferson Street, Mason, Michigan. It also operates a branch at 661 North Cedar Street, Mason, Michigan. The Registrant is also supervised and regulated by The Federal Reserve Board.
     Banking services are provided to individuals, businesses, local, state and federal governmental units and institutional customers located in Mason and the surrounding areas. Services include demand deposits, savings and time deposits, collections, cash management, night depositories and personal, installment, commercial and real estate loans. The Bank offers a credit card program affiliated with the Visa and MasterCharge Inter-Bank charge card system.
     The Bank maintains a correspondent relationship with several of the major banks in the Detroit area and elsewhere, in order to provide for the clearance of checks, the transfer of funds, the periodic purchase and sale of Federal funds, and participation in large loans which would be beyond the Bank's legal lending limit if made by the Bank alone.
     The Bank has full and part-time employees (40 full-time equivalents) and owns its main office and bank premises. The Bank operates primarily within Ingham County. Competing with the Bank in Ingham County are several other commercial banks and financial institutions, some of which have significantly greater total resources than the Bank.

ITEM 1.  BUSINESS-STATISTICAL DISCLOSURE
I.(A)    DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
  (B)    INTEREST RATES AND INTEREST DIFFERENTIAL
     The following table sets forth average balances for major categories of interest earning assets and interest bearing liabilities, the interest earned (on a fully taxable equivalent basis) or paid on such amounts, and average interest rates earned or paid thereon.

                               1995                       1994
                       -----------------------  -----------------------
                       Average          Yield/  Average          Yield/
                       Balance Interest Rate    Balance Interest Rate
                       ------- -------- ------  ------- -------- ------
ASSETS                               (Dollars in Thousands)
------
Loans,
 including fees(1).... $51,111 $ 4,683   9.16%  $48,724 $ 4,207   8.63%
Taxable investment
 securities...........  11,331     702   6.20    12,569     676   5.38
Non-taxable investment
 securities(2)........   5,329     388   7.28     6,359     494   7.77
Federal funds sold....   1,692      99   5.85     1,175      53   4.51
                       ------- -------          ------- -------
Total Interest
 Earning Assets.......  69,463   5,872   8.45    68,827   5,430   7.89
                       ------- -------          ------- -------

Cash and due
 from banks...........   2,754                    3,200
Other assets, net.....   2,783                    2,884
 Total Non-interest    -------                  -------
  Earning Assets......   5,537                    6,084
                       -------                  -------
   Total Assets....... $75,000                  $74,911
                       =======                  =======
LIABILITIES
-----------
Interest bearing
 demand deposits...... $11,258     260   2.31   $10,236     207   2.02
Savings...............  10,881     340   3.12    11,810     320   2.71
Time deposits under
 $100,000.............  28,539   1,501   5.26    31,382   1,487   4.74
Time deposits over
 $100,000.............   5,731     292   5.10     4,191      96   2.29
Other borrowings......     817      48   5.88       455      25   5.49
 Total Interest        ------- -------          ------- -------
  Bearing Liabilities.  57,226   2,441   4.27    58,074   2,135   3.68
                       ------- -------          ------- -------
Demand deposits.......   8,473                    8,275
Other Liabilities.....   1,042                    1,110
Shareholders' equity..   8,259                    7,452
 Total Non-interest    -------                  -------
  Bearing Liabilities
  and Equity..........  17,774                   16,837
 Total liabilities     -------                  -------
   and Equity......... $75,000                  $74,911
                       =======                  =======
Net Interest Income...         $ 3,431                  $ 3,295
                               =======                  =======
Net Yield on Interest
 Earning Assets(2)....                   4.94%                    4.79%

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

     (1) Average balances for loans include non-accrual loans. The inclusion of non-accrual loans and fees does not have a material effect on either the average balance or the average interest rate.

     (2) Interest on non-taxable investment securities is reflected on a fully tax equivalent basis using an effective tax rate of 34% for 1995 and 1994.

I.(C)    INTEREST RATES AND DIFFERENTIAL
     The following table summarizes the changes in interest income (on a fully taxable equivalent basis) and interest expense resulting from changes in volume and changes in rates:

                            1995 Over 1994           1994 Over 1993
                      ------------------------ ------------------------
                      Volume(1) Rate(1)  Total Volume(1) Rate(1)  Total
                      --------  ------   ----- --------  ------   -----
Interest Income

 Loans...............    $ 190   $286   $ 476     $  21  $ (82)  $ (61)
 Taxable investment
  securities.........      (83)   109      29      (221)    (6)   (227)
 Non-taxable invest-
  ment securities(2).      (76)   (30)   (106)       12      0      12
 Federal funds sold..       23     23      46       (17)    24       7
   Total Interest        -----   ----   -----     -----  -----   -----
    Income...........       54    388     442      (205)   (64)   (269)
                         -----   ----   -----     -----  -----   -----


Interest Expense

 Interest bearing
  demand.............       24     29      53      (182)   (54)   (236)
 Savings.............      (25)    45      20       (34)     4     (30)
 Time deposits under
  $100,000...........     (135)   149      14        62   (162)   (100)
 Time deposit over
  $100,000...........       79    117     196        20     (2)     18
 Other Borrowings....       21      2      23        19      2      21
                         -----   ----   -----     -----  -----   -----
   Total Interest
    Expense..........      (36)   342     306      (115)  (212)   (327)
                         -----   ----   -----     -----  -----   -----

Net Interest Income..    $  90   $ 46    $136     $ (90)  $148    $ 58
                         =====   ====    ====     =====   ====    ====

(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Interest on tax-exempt investment securities is based on a fully taxable equivalent basis.

II.     INVESTMENT PORTFOLIO

(A) A table of carrying values of the investment portfolio as of December
    31, 1995 and 1994 is set forth in Note 3 on pages 21 and 22 of the 1995 Annual Report to Shareholders. Such information is incorporated herein by reference.


(B) The following table shows the relative maturities and weighted yields of investment securities at December 31, 1995:
    (in thousands)

                                Held-to-Maturity

                            1 Year       1 Year -      5 Years -      After
                           or less       5 Years      10 Years      10 Years
                        ------------- ------------- ------------- -------------
                        Amount  Yield Amount  Yield Amount  Yield Amount  Yield
                        ------  ----- ------  ----- ------  ----- ------  -----
U.S. Government
 Agencies....(2)        $1,329  7.86%  $  583 7.13%                 $263  7.97%

States and
 Political
 Subdivisions
  Non-taxable(1)           915  6.31    2,523 6.57  $2,172  6.90    $ 20 10.08%
             (2)
Collateralized
 Mortgage
 Obligations.(2)            62  6.68       53 6.69                   115  6.76%
                        ------         ------       ------          ----
  Total.........        $2,306  7.21%  $3,159 6.68% $2,172  6.90%   $398  7.22%
                        ======         ======       ======          ====

                                       Available-for-Sale

                            1 Year       1 Year -      5 Years -      After
                           or less       5 Years      10 Years      10 Years
                        ------------- ------------- ------------- -------------
                        Amount  Yield Amount  Yield Amount  Yield Amount  Yield
                        ------  ----- ------  ----- ------  ----- ------  -----
U.S. Government
 Agencies....(2)        $  499 4.54%  $2,134 5.89%  $ 845  6.52%

Corporate & Equity
 Securities..(2)         2,132 5.54%   2,046 5.97%
                        ------        ------        -----
   Total.........       $2,631 5.35%  $4,180 5.93%  $ 845  6.52%
                        ======        ======        =====

  (1) Weighted average yield adjusted to a taxable equivalent basis using a federal income tax rate of 34 percent.

  (2) Mortgage Backed Securities, Collateralized Mortgage Obligations, and Corporate & Equity Securities, as reflected in the above schedules, consider anticipated pre-payments and calls.

(C) The Registrant held no investment securities of a single issuer, except U.S. Government and Agency Securities, in an amount greater than ten percent of shareholders' equity as of December 31, 1995.

III.    LOAN PORTFOLIO


(A) A table of loans outstanding as of December 31, 1995 and 1994 is set forth in Note 4 on page 22 of the 1995 Annual Report to Shareholders. Such information is incorporated herein by reference.

     The loan portfolio is systematically reviewed and the results reported to the Board of Directors of the Registrant. The purpose of these reviews is to assist in assuring proper loan documentation, to provide for the early identification of potential problem loans and to help ensure the adequacy of the allowance for loan losses.


(B) The following table sets forth the remaining maturity of total loans outstanding (excluding real estate mortgages, installment and lease financing) at December 31, 1995, according to scheduled repayments of principal (in thousands) and considering the banks "rollover policy." (1)

                              1 Year      1 Year-      After
                              or less     5 Years     5 Years     Total
                             --------    --------    --------   -------
Commercial and Agricultural. $ 1,405     $ 2,493     $ 1,971    $ 5,869
Real estate-construction....   1,685                              1,685
                             -------     -------     -------    -------
  Total..................... $ 3,090     $ 2,493     $ 1,971    $ 7,554
                             =======     =======     =======    =======

     The following table sets forth loans due after one year which have predetermined interest rates and/or adjustable interest rates at December 31, 1995. (in thousands)

                                            Fixed     Adjustable
                                             Rate       Rate     Total
                                          -------     -------   -------
     Due after one but within five years. $   748     $ 1,745   $ 2,493
     Due after five years................   1,971         --      1,971
                                          -------     -------   -------
       Total............................. $ 2,719     $ 1,745   $ 4,464
                                          =======     =======   =======

 (1) The "rollover policy" is to generally write the terms of these loans for a shorter time than the expected payments. The purpose of this is to re-evaluate the term and credit of the respective borrower. We estimate that this happens on approximately 80% of these borrowings and is reflected as such in the schedule.

(C)(1) Nonaccrual, Past Due, Impaired and Restructured Loans

            A table and discussion of nonaccrual, past due, impaired and restructured loans for the years ended December 31, 1995 and 1994 is in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 and 11 under Provision and Allowance for Loan Losses, Note 1 under "Interest Income on Loans" and "Allowance for loan losses" on page 18 and 19 and in Note 5 on page 23 in the 1995 Annual Report to the Shareholders. Such information is incorporated herein by reference.

            Gross interest income that would have been recorded in 1995 if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination was $1,903. No income was included in interest income on these in 1995.


   (2) There are no material loans that are current as to which management has serious doubts as to the ability of the borrower to comply with the loan repayment terms, or which are expected to need adjustments in their repayment terms, or which are believed to require additional provisions for loan losses.

   (3) There were no foreign outstandings as of December 31, 1995 and 1994.

   (4) There were no concentrations of loans exceeding 10% of total loans which have not been already disclosed as a category at December 31, 1995.


(D)
            As of December 31, 1995, there were no other interest-bearing assets that would be required to be disclosed under Item III, Parts
       (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

ITEM 1 BUSINESS
IV.    SUMMARY OF LOAN LOSS EXPERIENCE

(A) The following table sets forth loan allowance balances and summarizes the changes in the allowance for loan losses for each of the two years ended December 31: (in thousands)


                                        1995            1994
                                       -------         -------
    Balance, beginning of period...    $   792         $   756
                                       -------         -------
    Loans charged off
     Commercial and Agricultural...          5               -
     Real estate-construction......          -               -
     Real estate-mortgages.........          -               -
     Lease financing...............          -               -
     Installment and Others........         35              49
                                       -------         -------
      Total........................         40              49
                                       -------         -------

    Recoveries of loans charged off
     Commercial and Agricultural...          4               3
     Real estate-construction......          -               -
     Real estate-mortgages.........          -               -
     Lease financing...............          -               -
     Installment and Others........         46              57
                                       -------         -------
      Total........................         50              60
                                       -------         -------

    Net Charge Offs (Recoveries)...        (10)            (11)

    Additions charged to operations        193              25
                                       -------         -------

    Balance at end of period.......    $   995         $   792
                                       =======         =======


    Average gross loans outstanding    $51,111         $48,724
                                       =======         =======

    Percent of net charge offs
     (recoveries) during the
     period to average gross
     loans outstanding.............      (0.02)%         (0.02)%
                                          ====            ====


     Further discussion of the provision and allowance for loan losses as well as non-performing and impaired loans is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 and 11, Note 1 on page 18 and 19 and Note 5 on page 23 in The 1995 Annual Report to the Shareholders, incorporated herein by reference.

ITEM 1 BUSINESS
IV.    SUMMARY OF LOAN LOSS EXPERIENCE (Continued)
(B) The following table presents an allocation of the allowance for loan losses to the various loan categories at December 31: (in thousands)

                                   1995                  1994
                           ---------------------  ---------------------
                                        % of                   % of
                           Allowance  Loans to    Allowance  Loans to
                             Amount  Total Loans    Amount  Total Loans
                           --------- -----------  --------- -----------
Commercial and Agricultural $     63      11.81%   $    103      12.82%
Real estate-construction...        -       3.39           -        .37
Real estate-mortgages......        5      72.96           -      75.19
Installment and Others.....       82      11.84          23      11.62
Unallocated................      845                    666
                            --------     ------     -------     ------
 Total..................... $    995     100.00%    $   792     100.00%
                            ========     ======     =======     ======


  All the allowance allocations above were deemed by management to be amounts reasonably necessary to provide for the possibility of future losses being incurred in the various loan categories.

V.     DEPOSITS

  The following table sets forth average deposit balances and the weighted average rate paid for each of the two years ended December 31:
(in thousands)

                                               1995               1994
                                         ---------------    ---------------
                                              Average            Average
                                          Balance   Rate     Balance   Rate
                                         --------   ----    --------   ----
Non Interest-bearing Demand Deposits...   $ 8,473            $ 8,275
Interest-bearing demand deposits.......    11,258   2.31%     10,236   2.02%
Savings................................    10,881   3.12      11,810   2.71
Time deposits under $100,000...........    28,539   5.26      31,382   4.74
Time deposits of $100,000 or more......     5,731   5.10       4,191   2.29
                                          -------            -------
 Total.................................   $64,882   3.69%    $65,894   3.20%
                                          =======            =======

    The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 1995.
(in thousands)

     Three months or less..............  $  3,866
     Over three through six months.....       566
     Over six months through one year..
     Over one year.....................     2,109
                                         --------
      Total............................  $  6,541
                                         ========

ITEM 1 BUSINESS
VI     RETURN ON EQUITY AND ASSETS

     The following table presents the ratios indicated for the years ended December 31:

                                                         1995     1994
                                                        -----    -----
Net income to average total assets....................   1.40%    1.24%
Net income to average shareholders' equity............  12.71    12.48
Cash dividend payout ratio............................  29.46    31.95
Average shareholders' equity to average total assets..  11.01     9.94

VII    SHORT TERM BORROWINGS - Not applicable

ITEM 2 PROPERTIES

     The Bank owns the land on which the Bank's main office is located; the land measures 85' by 170' and bears the municipal address of 322 South Jefferson Street, Mason, Michigan. The permanent building, also owned by Mason State Bank has approximately 6,800 square feet, including banking facilities, storage and personnel lounge areas. This brick structure was built in the mid 1800's and has gone through several remodelings the last one being in 1986 and is in good general condition. Part of the property is occupied by a parking area with spaces to accommodate 20 vehicles; part is occupied by two drive-in banking stations.
     The Bank also owns the land used as a Branch Office; the land measures 368' by 297' and bears the municipal address of 661 North Cedar Street, Mason, Michigan. The permanent building, built in the 1960's, also owned by Mason State Bank measures approximately 2,400 square feet, including banking facilities, storage and personnel lounge areas. This building is also in good condition. Part of the property is occupied by a parking area with spaces to accommodate 24 vehicles; part is occupied by 4 drive-in banking stations.
     The Registrant and its other wholly owned subsidiary, Monex Financial Services Inc., operates its business at the same address as Mason State Banks' main office. As of March 20, 1996, the Registrant owned no properties.
     There are no liens or mortgages on the above mentioned properties.


ITEM 3 LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Registrant or its subsidiaries is a party or to which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ADDITIONAL ITEM - EXECUTIVE OFFICERS

     Executive officers of the Registrant are appointed annually by the Board of Directors at the meeting of Directors following the Annual Meeting of Shareholders. There are no family relationships among these officers and/or Directors of the Registrant nor any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

     The following sets forth certain information with respect to the Registrant's executive Officers and Directors as of December 31, 1995.

                             Position with       First elected as an
Name(Age)                      Registrant     officer of the registrant
---------                    ---------------  -------------------------
Douglas W. Dancer (55)         Chairman                 1994

Gerald Ambrose (46)            Vice Chairman            1994

Timothy P. Gaylord (41)        President and            1995
                                  C.E.O.

Terry Shultis (59)             Senior Management        1988
                                Advisor

George A. Sullivan (63)        Secretary                1988

Robert G. Kennedy (49)         Treasurer                1988


     Mr. Dancer is a Director of the registrant, Chairman of the Board of Directors of Mason State Bank and is a Director of Monex Financial Services, Inc.

     Mr. Ambrose is a Director of the registrant, Vice Chairman of the Board of Directors of Mason State Bank and is a Director of Monex Financial Services, Inc.

     Mr. Shultis is a Director of the registrant and Senior Management Advisor of the registrant, Mason State Bank and Monex Financial Services, Inc.

     Mr. Gaylord is a Director of the registrant, President and Chief Executive Officer of Mason State Bank.

     Mr. Sullivan is a Director of the registrant, Secretary of the Board of Directors of Mason State Bank and a Director of Monex Financial Services, Inc.

      Mr. Kennedy is the Controller-Cashier of Mason State Bank and an Officer of Monex Financial Services, Inc.

                                    PART II

     The information called for by the items within this part is included in the Capital Directions, Inc. Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference, as follows:

                                                       Pages in 1995
                                                       Annual Report
                                                       -------------
Item 5. Market for Registrant's Common Stock
        and Related Stockholder Matters................         9

Item 6. Selected Financial Data........................         8

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..    9 - 13

Item 8. Financial Statements and Supplementary Data....   14 - 29

Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure.........     None



                                    PART III

     The information called for by the items within this part is included in the Capital Directions, Inc. 1995 Proxy Statement, dated March 22, 1996, and is incorporated herein by reference, as follows:


                                                       Pages in 1995
                                                      Proxy Statement
                                                      ---------------
Item 10. Directors and Executive Officers of
         the Registrant...............................       3 - 4
         (In addition, reference is made to additional
          item under Part I of this Form 10-K report on
          page 10.)

Item 11. Executive Compensation.......................       4 - 6

Item 12. Security Ownership of Certain Beneficial
         Owners and Management........................       2 - 3

Item 13. Certain Relationships
         and Related Transactions.....................           7

            The information appearing in the Corporation's Proxy Statement and in Note 4 on page 22 of the Notes to Consolidated Financial Statements of the 1995 Annual Report to Shareholders is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:
    1. The following consolidated financial statements of Capital Directions, Inc. included in the 1995 Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference in item 8:

                                                          Pages in 1995
                                                          Annual Report
                                                          -------------
       Consolidated balance sheets -
        December 31, 1995 and 1994.......................          14
       Consolidated statements of income for the years
        ended December 31, 1995, 1994, and 1993..........          15
       Consolidated statements of cash flows for the
        years ended December 31, 1995, 1994, and 1993....          16
       Consolidated statements of changes in shareholders'
        equity for the years ended December 31, 1995,
        1994 and 1993....................................          17
       Notes to consolidated financial statements........     17 - 28
       Report of Independent Auditor.....................          29

    2. Financial Statement Schedules

       Not applicable

    3. Exhibits

       (3a) Articles of Incorporation and (3b) Bylaws (previously filed as Exhibits included in Capital Directions, Inc.'s Registration Statement Amendment No. 1 to Form S-4, No. 33-20417, Dated March 17, 1988).

       (10) Material Contracts
            (a) Incentive Compensation Plan (previously filed as Exhibits included in Capital Directions, Inc.'s 1988 10-K report dated March 29, 1989 and the 1993 10-K report dated March 29, 1994).
            (b) Directors Deferred Compensation Plan (previously filed as Exhibits included in Capital Directions, Inc.'s 1988 10-K report dated March 29, 1989).
            (c) Supplementary Executive Retirement Plan (previously filed as
                Exhibits included in Capital Directions, Inc.'s 1988 10-K report dated March 29, 1989).

       (13) Annual Report to Shareholders for the year ended December 31, 1995 (filed herewith).

       (22) Subsidiaries of registrant (previously filed as Exhibits included in Capital Directions, Inc.'s 1988 10-K report dated March 29,
            1989).

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1996.

CAPITAL DIRECTIONS, INC.


  /s/ Timothy P. Gaylord        Timothy P. Gaylord
--------------------------------(President and Chief Executive Officer)

  /s/ Robert G. Kennedy         Robert G. Kennedy
--------------------------------(Treasurer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities indicated on March 20, 1996.

  /s/ Doug Dancer               Doug Dancer
--------------------------------Chairman of Board of Directors

                                Gerald Ambrose
--------------------------------Vice Chairman of Board of Directors

  /s/ George Sullivan           George Sullivan
--------------------------------Secretary of Board of Directors

  /s/ Timothy P. Gaylord        Timothy P. Gaylord
--------------------------------President and Chief Executive Officer

                                Terry Shultis
--------------------------------Senior Management Advisor

  /s/ Marvin Oesterle           Marvin Oesterle
--------------------------------Director

  /s/ Glenn Doran               Glenn Doran Ph.D.
--------------------------------Director

                               INDEX_TO_EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:


EXHIBIT
  NO.                                                                              PAGE
-------                                                                            ----
 3(A) Articles of Incorporation of the Registrant as currently in effect and of the Registrants' form S-4 Registration Statement dated March 17, 1988
      No. 33-20417).

 3(B) Bylaws of the Registrant as currently in effect and any amendments thereto (Incorporated herein by reference to exhibit 3(B) of the Registrants' form S-4 Registration statement dated March 17, 1988 No.
      33-20417).

10(A) Incentive Compensation Plan (Incorporated herein by reference to exhibit
      10(A) to Registrants' Report on Form 10-K for the year ended December 31,
      1988 and December 31, 1993 [1988 and 1993 10-K Report]).

10(B) Directors Deferred Compensation Plan (Incorporated herein by reference to exhibit 10(B) to Registrants' Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

10(C) Supplementary Executive Retirement Plan (Incorporated herein by reference to exhibit 10(C) to Registrants' Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

13    Annual Report to Shareholders for the year ended December 31,
      1995 (filed herewith).                                                       15 - 46

22 List of Subsidiaries (Incorporated herein by reference to exhibit 22 to Registrants' Report on Form 10-K for the year ended December 31, 1988
      [1988 10-K Report]).

27    Financial Data Schedule - for EDGAR filer

