Form 10-Q
period 1996-03-31
CAPITAL DIRECTIONS INC
filed 1996-05-15
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

 For the quarter period ended March 31, 1996 Commission file number 33-20417

                          Capital Directions, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          MICHIGAN                                      38-2781737
- -------------------------------        ---------------------------------------
(State of other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

322 South Jefferson St., Mason, Michigan                            48854-0130
- ----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (517) 676-0500
                                                                --------------

                                    None
             ---------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X      No
                                            -----       -----

As of May 12, 1996, the registrant had outstanding 297,428 shares of common stock having a par value of $5 per share.

                            CAPITAL DIRECTIONS, INC.
                               INDEX TO FORM 10-Q

                                                            PAGE
                                                           NUMBER
PART I - FINANCIAL INFORMATION

  Item 1. Consolidated Balance Sheet
          March 31, 1996 and December 31, 1995............... 1

          Consolidated Statement of Income for
          Three month periods ended
          March 31, 1996 and 1995............................ 2

          Consolidated Statement of Cash Flows
          for Three month periods ended
          March 31, 1996 and 1995............................ 3

          Changes in Shareholders' Equity for
          Three months ended March 31, 1996.................. 4

          Notes to interim Consolidated Financial Statements. 5


  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations..... 6 - 9


PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings................................. 10

 Item 2.   Changes in Securities............................. 10

 Item 3.   Defaults Upon Senior Securities................... 10

 Item 4.   Submission of Matters to a Vote of
            Security Holders................................. 10

 Item 5.   Other Information................................. 10

 Item 6.   Exhibits and Reports on Form 8-K.................. 10

 Item 7.   Signatures........................................ 11

           Index to Exhibits................................. 12

                                     PART 1

                            CAPITAL DIRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 (in thousands)

                                                 MARCH 31         DEC. 31
                                                   1996            1995
                                                (UNAUDITED)     (UNAUDITED)
                                                -----------     -----------
ASSETS
    Cash and non interest bearing deposits ....   $ 2,748         $ 3,725
    Federal funds sold ........................     2,750           6,050
                                                  -------         -------
                Total cash and cash equivalents     5,498           9,775
  Securities available for sale ...............     8,791           7,656
  Securities held to maturity (fair value of
    $8,432 as of March 31, 1996 and $8,261 as
    of December 31, 1995)
      U.S. Government and agencies ............     2,847           2,405
      State and municipal .....................     5,351           5,630
  Federal Home Loan Bank Stock ................       364             364
                                                  -------         -------
                               Total securities    17,353          16,055
  Loans:
    Commercial and agricultural ...............     4,413           5,869
    Installment ...............................     5,498           5,888
    Real estate mortgage ......................    38,934          37,927
                                                  -------         -------
                                          Loans    48,845          49,684
    Allowance for loan losses .................    -1,007            -995
                                                  -------         -------
                                      Net Loans    47,838          48,689
  Premises and equipment, net .................       618             649
  Accrued income and other assets .............     2,752           2,667
                                                  -------         -------
                                   TOTAL ASSETS   $74,059         $77,835
                                                  =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposits:
      Non-interest bearing ....................   $ 7,430         $ 8,853
      Interest bearing ........................    54,518          57,355
                                                  -------         -------
                                 Total Deposits    61,948          66,208
    Long-term Federal Home Loan Bank
      borrowings ..............................     2,142           1,880
    Accrued expense and other liabilities .....     1,175           1,153
                                                  -------         -------
                              Total Liabilities    65,265          69,241
                                                  -------         -------
  Shareholders' Equity:
    Common stock: $5 par value, 1,300,000 shares
      authorized; 297,428 shares outstanding ..     1,487           1,487
    Additional paid in capital ................     2,559           2,559
    Retained earnings .........................     4,710           4,522
    Net unrealized gains/(losses) on securities
      available for sale, net of tax of ($13)
      in 1995 and ($20) in 1996 ...............        38              26
                                                  -------         -------
                     Total Shareholders' Equity     8,794           8,594
                                                  -------         -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $74,059         $77,835
                                                  =======         =======

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            CAPITAL DIRECTIONS, INC.

                        Consolidated Statement of Income
                        --------------------------------
                      (in thousands except per share data)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   1996            1995
                                                        (UNAUDITED)
                                                  -----------------------
INTEREST AND DIVIDEND INCOME:
  Loans, including fees .......................    $1,112          $1,145
  Securities:
    Taxable ...................................       185             179
    Tax exempt ................................        68              59
  Dividends on Federal Home Loan Bank stock ...        67              10
                                                   ------          ------
             Total interest and dividend income     1,432           1,393
INTEREST EXPENSE:
  Deposits ....................................       590             578
  Short-term borrowings .......................         0              10
  Long-term Federal home Loan Bank borrowings..        31               6
                                                   ------          ------
                         Total interest expense       621             594
                                                   ------          ------
NET INTEREST INCOME ...........................       811             799
PROVISION FOR LOAN LOSSES .....................         0              27
                                                   ------          ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                              811             772

NON INTEREST INCOME:
  Service charges on deposits .................        67              73
  Investment commission fees ..................        86              46
  Other income ................................        78              64
                                                   ------          ------
                      Total Non Interest Income       231             183

NON INTEREST EXPENSE:
  Salaries and employee benefits ..............       346             323
  Premises and equipment ......................        94             100
  F.D.I.C. insurance assessment .,.............         1              37
  Investment sales expenses ...................        80              57
  Other operating expenses ....................       152             133
                                                   ------          ------
                     Total Non Interest Expense       673             650
                                                   ------          ------
INCOME BEFORE FEDERAL INCOME TAXES ............       369             305
INCOME TAX EXPENSE ............................       101              71
                                                   ------          ------
NET INCOME ....................................    $  268          $  234
                                                   ======          ======

  Average common shares outstanding               297,428         297,428
  Earnings per common share                          $.90            $.79
  Dividends per share of common stock, declared       .27             .25

                            CAPITAL DIRECTIONS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                           1996      1995
                                                              (UNAUDITED)
                                                         -------------------

Net Cash From Operating Activities.................      $    263  $    852
                                                         --------  --------
Cash Flows From Investing Activities
  Proceeds from maturities of securities...........           775     1,050
  Principal payments on securities.................           253       188
  Purchase of securities...........................        (2,336)     (500)
  Net (increase) decrease in loans.................           851       (82)
  Property and equipment expenditures..............            (5)       (7)
                                                         --------  --------
Net Cash From Investing Activities.................          (462)      813
                                                         --------  --------
Cash Flows From Financing Activities
  Net decrease in deposits.........................        (4,260)     (872)
  Increase in long-term borrowing..................           262       (50)
  Dividends paid...................................           (80)      (74)
                                                         --------  --------

Net Cash From Financing Activities.................        (4,078)     (996)
                                                         --------  --------

Net Change in Cash and Cash Equivalents............        (4,277)      689
  Cash and cash equivalents at beginning of year...         9,775     4,020
                                                         --------  --------
  Cash and cash equivalents March 31...............      $  5,498  $  4,689
                                                         ========  ========
Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Year For
    Interest.......................................      $    647  $    593
    Income Taxes - Federal.........................      $    172  $     45





SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            CAPITAL DIRECTIONS, INC.

                           CONSOLIDATED STATEMENT OF
                        CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THREE MONTHS ENDED MARCH 31, 1996
                                 (IN THOUSANDS)




BALANCE - JANUARY 1, 1996................................... $8,594
 Net Income through March 31................................    268
 Net change in unrealized gain/(loss) on securities
  available for sale, net of tax of ($6)....................     12
 Cash dividends through March 31 ($ .27 per share)..........    (80)
                                                             ------
BALANCE - MARCH 31, 1996.................................... $8,794
                                                             ======





     SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            CAPITAL DIRECTIONS, INC.
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. In the opinion of management of the Registrant, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 1996 and December 31, 1995, the results of operations and cash flows for the three month period ended March 31, 1996 and 1995, and the change in shareholders' equity for the three month period ended March 31, 1996.

2. The results of the operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained the 1995 Annual Report.

4. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Non-performing loans, which includes loans contractually past due ninety days or more, loans accounted for on a non-accrual basis and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $123,000 at March 31, 1996 and $266,000 at December 31, 1995, summarized as follows:




                                               March 31,   December 31,
     Non-performing loans                        1996         1995
                                               ---------   ------------
     Non-accrual............................   $ 19,000     $ 17,000
     90 days or more past due...............     46,000      191,000
     Renegotiated...........................     58,000       58,000
                                               --------     --------
     Total..................................   $123,000     $266,000
                                               ========     ========


   The renegotiated loans are all in compliance with the modified terms for both periods. As of March 31, 1996 in accordance with SFAS No. 114, as ammended (Accounting by Creditors for Impairment of a loan), and as the registrant has defined in the 1995 annual report there were no loans considered impaired.

5. A summary of the activity in the allowance for loan losses for the three months ended March 31, follows:


                                                        1996         1995
                                                         (In Thousands)
   Balance - Beginning of period...............        $  995     $ 792
   Provision charged to operating expense......             0        27
   Loans charged-off...........................            (4)       (3)
   Recoveries..................................            16        10
                                                       ------     -----
    Balance - end of period....................        $1,007     $ 826
                                                       ======     =====



6. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

                ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations provides additional information to assess the consolidated financial statements of the Registrant and its wholly-owned subsidiaries. The discussion should be read in conjunction with those statements.
     The Company is not aware of any market or institutional trends, events, or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein. Also, the Company is not aware of any current recommendations by regulatory authorities which will have such effect if implemented.

FINANCIAL CONDITION

     Management continues to maintain a strong net interest margin this year by growing its earning assets at a profitable spread to its funding.
     The average earning assets for the first three months of 1996 was $994,000 higher than for the same period in 1995. This was accomplished while maintaining the average interest paying liabilities at the same level during the period. This net increase was primarily a result of better utilization of earning assets and an average equity increase of $753,000. This increase in earning assets has taken place in the investment area and is also combined with a shift from loans. A weaker loan demand during the first quarter, primarily in the commercial area, is the reason for this decline.
     The tax equivalent net interest margin was 4.89% for the first three months of 1996 and 1995. This retention of margin, as mentioned above, is a result of the average yield on interest earnings assets being 8.50% for the first three months of 1996 compared to 8.42% for the same comparable period in 1995 and the yield on average funding being 3.78% for the first three months of 1996 compared to 3.61% for the same comparable period in 1995.
     Part of our funding strategy has been to maintain our funding base through long-term Federal Home Loan Bank borrowings. The average Federal Home Loan Bank borrowings is $1,691,000 higher the first quarter of 1996 over the same period in 1995. Management has profitability matched these funds to like term earning assets. This has also helped us price deposits less aggressively with the market than we had in previous years. This strategy has let us maintain our market share but not grow in deposits. Our tracking of any outflow of deposits continues to indicate that most of it goes to other types of uninsured, higher risk investments outside of banking and the repayment of personal debt. This is consistent with the reported national trends and is the major cause of the decline in deposits.
     Management feels that the current level in our allowance for loan losses is very strong. At March 31, 1996 the allowance for loan losses was equal to 2.06% of total loans outstanding compared to 1.61% at March 31, 1995 and 2.00% at December 31, 1995.

RESULTS OF OPERATIONS

     Net income for the three month period ended March 31, 1996 was $268,000, or $.90 per share compared to earnings of $234,000, or $.79 per share for 1995's comparable period.
     The increase in margin, as discussed earlier, resulted in a $12,000 increase in net interest income for the first three months of 1996 compared to the same period in 1995. The decrease in the provision for loan losses is a result of our strong provision balance and its ratio to outstanding loans.

     Monex Investment Company, Inc. contributed $5,000 to the profits of the Company during the first quarter of 1996 compared to a loss of $6,000 for the same period in 1995.
     The increase of $48,000 in noninterest income for the first three months of 1996 compared to the same period in 1995 is due primarily to the increase in Investment commission fee income due to increased sales of mutual funds and annuities over last year.
     The increase of $71,000 in noninterest expenses is due to the increased sales of Monex Investment Co. which is reflected in the investment sales expense and also the increase in Wages & benefits. There was also an increase in data processing and service charge fees. These were primarily offset by the F.D.I.C. insurance premium and premises and equipment reductions.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Management uses Federal Funds sold and purchased as its principal source of liquidity. Other sources of liquidity include internally generated cash flow being: repayments and maturities of loans, investments, borrowings and growth in core deposits. The Bank also uses the Federal Home Loan Bank system as another source of funding, a possible lower cost for these credit services and another tool to help manage interest rate risk and source of liquidity. Management feels it has adequate sources for liquidity.
     Interest rate sensitivity management seeks to maximize net interest margins through periods of changing interest rates. The Bank develops strategies to assure that desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames. Strategies include the use of variable rate loan products as well as managing deposit accounts and maturities in the investment portfolio. The following chart, using recommended regulatory standards, reflects "the rate sensitive position" or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as "GAP" and its handling as "GAP Management". At March 31, 1996, the percentage of rate sensitive assets to rate sensitive liabilities within a one-year time horizon was 107% compared to 112% at December 31, 1995.
     The chart shows an asset sensitive position of $3 million, which indicates higher net interest income may be earned if interest rates rise during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control.

MASON STATE BANK GAP OR INTEREST RATE RISK EXPOSURE MEASUREMENTS AS OF 03/31/96

ASSETS SUBJECT TO INTEREST RATE
ADJUSTMENT WITHIN TIME HORIZON

                                                                        TIME HORIZONS
                                                         GREATER
                                  IMMEDIATE AND       THAN 30 DAYS
TYPE OF ASSET:                  LESS THAN 30 DAYS   LESS THAN 90 DAYS      2ND QUARTER         3RD QUARTER         4TH QUARTER
==============                  =================   =================    ===============     ===============     ================
TOTAL COM. LOANS                  7,455    9.72%         275   8.91%         399   9.41%         836   7.70%          12   10.56%
TOTAL CONSUMER LOANS                200    9.55%         400   9.55%       2,037   8.65%         600   9.55%         600    9.55%
CONSUMER RUNOFF OFFSET
TOTAL REV. CREDIT                 3,053   10.20%           0    .00%           0    .00%           0    .00%           0     .00%
TOTAL MTGE. LOANS                   634    7.92%       3,497   7.81%       3,855   8.03%       3,840   8.23%       3,811    8.18%
MORTGAGE RUNOFF OFFSET
TOTAL OTHER MTGES.                  692   10.06%         503   8.67%         138   7.20%         138   7.20%         138    7.20%
RESERVE FOR LN. LOSS                  0     .00%           0    .00%           0    .00%           0    .00%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL LOANS                      12,034    9.76%       4,675   8.12%       6,429   8.29%       5,414   8.27%       4,561    8.34%

INVESTMENTS-MUNI'S                   25    7.95%         470   6.87%           0    .00%         144   5.93%         123    5.43%
FED FUNDS                         2,750    5.25%           0    .00%           0    .00%           0    .00%           0     .00%
CORPORATES                            0     .00%         459   4.89%       1,013   4.65%         500   8.08%         497    8.07%
MTG. BACKED PAYDOWNS                 67    6.26%         133   6.26%         200   6.26%         200   6.26%         200    6.26%
INVEST-CMO'S FLOAT                  205    6.39%           0    .00%           0    .00%           0    .00%           0     .00%
INVESTMENTS-ARM'S                   411    7.81%           0    .00%         142   7.73%         381   7.25%       2,306    6.84%
INVESTMENTS-GOVT'S                  368    8.00%           0    .00%         322   5.18%         602   9.06%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL INVESTMENTS                 3,826    5.89%       1,062   5.94%       1,677   5.20%       1,827   7.86%       3,126    6.94%

TOTAL EARNING ASSETS             15,860    8.83%       5,737   7.71%       8,106   7.65%       7,241   8.17%       7,687    7.77%
NON-EARNING ASSETS                    0     .00%           0    .00%           0    .00%           0    .00%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL ASSETS                     15,860    8.83%       5,737   7.71%       8,106   7.65%       7,241   8.17%       7,687    7.77%




ASSETS SUBJECT TO INTEREST RATE
ADJUSTMENT WITHIN TIME HORIZON

                                                                        TIME HORIZONS

TYPE OF ASSET:                    ANNUAL TOTAL         1 - 3 YEARS          3 - 5 YEARS        OVER 5 YEARS         GRAND TOTAL
==============                  ================     ================     ===============     ===============     ================
TOTAL COM. LOANS                  8,977    9.49%       3,669    8.50%       2,324    8.66%       1,980   9.07%      16,950    9.12%
TOTAL CONSUMER LOANS              3,837    9.08%       2,526   10.01%       1,424   10.01%           0    .00%       7,787    9.55%
CONSUMER RUNOFF OFFSET                                                                                              -2,400    9.55%
TOTAL REV. CREDIT                 3,053   10.20%           0     .00%           0     .00%           0    .00%       3,053   10.20%
TOTAL MTGE. LOANS                15,637    8.06%       1,628    8.99%         714    9.13%       7,754   8.10%      25,733    8.16%
MORTGAGE RUNOFF OFFSET                                                                                              -4,000    8.16%
TOTAL OTHER MTGES.                1,609    8.89%           0     .00%           0     .00%         112   4.00%       1,721    8.57%
RESERVE FOR LN. LOSS                  0     .00%           0     .00%           0     .00%           0    .00%      -1,006     .00%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL LOANS                      33,113    8.80%       7,823    9.09%       4,462    9.17%       9,846   8.25%      47,838    8.97%

INVESTMENTS-MUNI'S                  762    6.50%       1,738    7.42%         680    7.39%       2,171   7.38%       5,351    7.27%
FED FUNDS                         2,750    5.25%           0     .00%           0     .00%           0    .00%       2,750    5.25%
CORPORATES                        2,469    6.08%       2,786    6.17%           0     .00%           0    .00%       5,255    6.13%
MTG. BACKED PAYDOWNS                800    6.26%                                                                         0    6.26%
INVEST-CMO'S FLOAT                  205    6.39%           0     .00%           0     .00%           0    .00%         205    6.39%
INVESTMENTS-ARM'S                 3,240    7.05%           0     .00%           0     .00%           0    .00%       3,240    7.05%
INVESTMENTS-GOVT'S                1,292    7.79%       1,034    6.03%         579    6.34%         202   9.15%       3,107    7.02%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL INVESTMENTS                11,518    6.39%       5,558    6.53%       1,259    6.91%       2,373   7.53%      19,908    6.61%

TOTAL EARNING ASSETS             44,631    8.18%      13,381    8.03%       5,721    8.67%      12,219   8.11%      67,746    8.28%
NON-EARNING ASSETS                    0     .00%           0     .00%           0     .00%           0    .00%       6,073     .00%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL ASSETS                     44,631    8.18%      13,381    8.03%       5,721    8.67%      12,219   8.11%      73,819    7.60%




LIABILITIES SUBJECT TO INTEREST
RATE ADJUSTMENT WITHIN TIME HORIZON
                                                         GREATER
                                  IMMEDIATE AND        THAN 30 DAYS
TYPE OF LIABILITY:              LESS THAN 30 DAYS   LESS THAN 90 DAYS      2ND QUARTER         3RD QUARTER         4TH QUARTER
==================              =================   =================    ===============     ===============     ================
NON-INT. BEARING DDA                373     .00%         745    .00%       1,118    .00%       1,118    .00%       1,118     .00%
NOW ACCOUNTS                        322    2.00%         625   2.00%       1,420   2.00%       1,894   2.00%       1,894    2.00%
NEGOTIATED NOW                      373    3.75%         723   3.75%           0    .00%           0    .00%           0     .00%
MONEY MARKET SAVINGS              1,562    3.36%       3,019   3.36%       3,956   3.36%         937   3.36%         937    3.36%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL DDA ACCOUNTS                2,629    2.77%       5,112   2.76%       6,494   2.48%       3,948   1.76%       3,948    1.76%
TOTAL SAVINGS ACCTS.                453    2.13%         741   2.13%       1,416   3.29%       1,715   3.10%       1,715    3.10%
TOTAL COD                         3,522    5.55%       2,050   5.38%       4,276   5.24%       2,226   5.14%       1,192    5.22%
FED FUNDS & OTHER                     0     .00%           0    .00%           0    .00%         176   6.23%          34    5.88%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL DEPOSITS                    6,604    4.21%       7,904   3.38%      12,186   3.55%       8,065   3.07%       6,889    2.71%
OTHER LIABILITIES                     0     .00%           0    .00%           0    .00%           0    .00%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL LIABILITIES                 6,604    4.21%       7,904   3.38%      12,186   3.55%       8,065   3.07%       6,889    2.71%
TOTAL CAPITAL                         0     .00%           0    .00%           0    .00%           0    .00%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL LIAB. & CAP.                6,604    4.21%       7,904   3.38%      12,186   3.55%       8,065   3.07%       6,889    2.71%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
GAP FIGURES                       9,256               -2,167              -4,080                -824                 798
CUMMULATIVE GAP                   9,256                7,090               3,010               2,185               2,983
NET POSITION AS
A % OF TOTAL ASSETS              12.54%                9.60%               4.08%               2.96%               4.04%
RSA AS A % OF RSL               240.17%              148.87%             111.27%             106.29%             107.16%




LIABILITIES SUBJECT TO INTEREST
RATE ADJUSTMENT WITHIN TIME HORIZON

TYPE OF LIABILITY:                ANNUAL TOTAL         1 - 3 YEARS          3 - 5 YEARS        OVER 5 YEARS         GRAND TOTAL
==================              ================     ================     ===============     ===============     ================
NON-INT. BEARING DDA              4,471     .00%       2,980     .00%           0     .00%           0    .00%       7,451     .00%
NOW ACCOUNTS                      6,155    1.95%       2,367    2.00%         947    2.00%           0    .00%       9,469    1.97%
NEGOTIATED NOW                    1,096    3.75%           0     .00%           0     .00%           0    .00%       1,096    3.75%
MONEY MARKET SAVINGS             10,410    3.36%           0     .00%           0     .00%           0    .00%      10,410    3.36%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL DDA ACCOUNTS               22,131    2.32%       5,348     .89%         947    2.00%           0    .00%      28,426    2.03%
TOTAL SAVINGS ACCTS.              6,041    2.95%       2,654    4.32%       1,689    4.97%           0    .00%      10,384    3.63%
TOTAL COD                        13,266    5.33%       7,653    5.90%       2,240    7.36%           0    .00%      23,159    5.71%
FED FUNDS & OTHER                   210    6.17%         483    6.09%         473    6.09%         926   6.09%       2,092    6.10%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL DEPOSITS                   41,648    3.39%      16,138    3.98%       5,349    5.54%         926   6.09%      64,061    3.75%
OTHER LIABILITIES                     0     .00%           0     .00%           0     .00%           0    .00%       1,081     .00%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL LIABILITIES                41,648    3.39%      16,138    3.98%       5,349    5.54%         926   6.09%      65,142    3.69%
TOTAL CAPITAL                         0     .00%           0     .00%           0     .00%       8,677    .00%       8,677     .00%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL LIAB. & CAP.               41,648    3.39%      16,138    3.98%       5,349    5.54%       9,603    .59%      73,819    3.26%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
GAP FIGURES                       2,983               -2,757                  372                2,616                   0
CUMMULATIVE GAP                                          226                  598                3,214
NET POSITION AS
A % OF TOTAL ASSETS               4.04%                 .31%                 .81%                4.35%
RSA AS A % OF RSL               107.16%              100.39%              100.95%              104.42%


CAPITAL RESOURCES

     The adequacy of the Corporation's capital is reviewed regularly to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders' equity increased $188,000 or 2.19% to $8,756,000 at March 31, 1996, which represents 11.82% of total assets. This figure does not include the $38,000, net of tax in net unrealized gain on available for sale securities. At December 31, 1995, the ratio of shareholder's equity to total assets was 11.01%. The "risk-based" capital to asset ratio, as established by the regulatory authorities was 18.67% as of March 31, 1996 compared to 18.01% at December 31, 1995 as shown below.



                            Actual           Required             Excess
                         -------------      ------------       -------------
                         Amount      %      Amount     %       Amount      %
                         -------------      ------------       -------------
Risked-Based Capital
March 31, 1996         $8,855,000  18.67  $3,794,000  8.00   $5,061,000  10.67


     Management does not feel that future rate changes will have a material impact on our capital adequacy. Management feels that capital and shareholders' equity is and will remain adequate for 1996.

FEDERAL INCOME TAXES

     The provision for Federal income taxes for the three month periods ended March 31, 1996 and 1995 totaled $101,000 and $71,000 respectively. The increase in taxes is partially reflective of the decrease in non taxable income due to an decline in average non taxable investments of $221,000 and the increased taxable earnings for the three month periods ended March 31, 1996 and 1995.

OTHER MATTERS

     The Company adopted the Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" January 1, 1996. This statement provides guidance on accounting for originated mortgage servicing rights and purchased mortgage servicing rights related to normal servicing. This standard has not had nor is expected to have a material impact on the operations of the Company.

                                    PART II

Item 1. Legal Proceedings

     There are no material pending legal proceedings to which the Registrant or its subsidiaries, is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended March 31, 1996.

Item 2. Changes in Securities

     There have been no changes in the Registrant's securities which would cause any shareholder's rights to be materially modified, limited or qualified.

Item 3. Defaults Upon Senior Securities

     There have been no defaults involving senior securities on the part of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders

     There have been no matters submitted to a vote of the Registrant's security holders.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     1. Exhibits required by Item 601 of Regulation S-K

        See Index to Exhibits on page 12.

     2. Reports on Form 8-K.

        No reports on Form 8-K were filed for the three months ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CAPITAL DIRECTIONS, INC.


    Date May 13, 1996    By:    /s/ Timothy Gaylord
                            -----------------------------
                                  Timothy Gaylord
                                  President




    Date May 13, 1996    By:   /s/ Robert G. Kennedy
                            -----------------------------
                                  Robert G. Kennedy
                                  Treasurer

                               INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

 2 PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION - Consolidation Agreement included in Amendment No. 1 to Form S-4 Registration Statement No. 33-20417

 4 INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES - Not applicable

11  STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS -
    Not applicable

15  LETTER REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION -
    Not applicable

18  LETTER REGARDING CHANGE IN ACCOUNTING PRINCIPALS -
    Not applicable

19  PREVIOUS UNFILED DOCUMENTS - Not applicable

20  REPORT FURNISHED TO SECURITY HOLDERS - Not applicable

23  PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF
    SECURITY HOLDERS - Not applicable

24  CONSENTS OF EXPERTS AND COUNSEL - Not applicable

25  POWER OF ATTORNEY - Not applicable

27  FINANCIAL DATA SCHEDULE

28  ADDITIONAL EXHIBITS - Not applicable