Form 10-Q
period 1996-06-30
CAPITAL DIRECTIONS INC
filed 1996-08-09
CIK 830157

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of The Securities Exchange Act of 1934

For the quarter period ended June 30, 1996 Commission file number 33-20417

                          Capital Directions, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           MICHIGAN                                    38-2781737
- -------------------------------        ---------------------------------------
(State of other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

322 South Jefferson St., Mason, Michigan                      48854-0130
- ----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          (517) 676-0500
                                                             --------------
                                    None
             ---------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X     No
                                           ---      ---

As of August 1, 1996, the registrant had outstanding 297,428 shares of common stock having a par value of $5 per share.

                          CAPITAL DIRECTIONS, INC.
                             INDEX TO FORM 10-Q

                                                            Page
                                                           Number
                                                           ------
PART I - FINANCIAL INFORMATION

  Item 1. Consolidated Balance Sheet
          June 30, 1996 and December 31, 1995................ 1

          Consolidated Statement of Income for
          Three and Six month periods ended
          June 30, 1996 and 1995............................. 2

          Consolidated Statement of Cash Flows
          for Six month periods ended
          June 30, 1996 and 1995............................. 3

          Changes in Shareholders' Equity for
          Six months ended June 30, 1996..................... 4

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

 Item 5.   Other Information................................. 10

 Item 6.   Exhibits and Reports on Form 8-K.................. 10

 Item 7.   Signatures........................................ 11

           Index to Exhibits................................. 12

                                     PART I

                            CAPITAL DIRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 (in thousands)

                                                          JUNE 30         DEC. 31
                                                           1996            1995
                                                        (UNAUDITED)     (UNAUDITED)
                                                        ---------------------------
ASSETS
    Cash and non interest bearing deposits ............   $ 3,261         $ 3,725
    Federal funds sold ................................     1,682           6,050
                                                          -------         -------
                        Total cash and cash equivalents     4,943           9,775
  Securities available for sale .......................    10,123           7,656
  Securities held to maturity (fair value of $9,602 as
   of June 30, 1996 and $8,261 as of December 31, 1995)
    U.S. Government and agencies ......................     4,231           2,405
    State and municipal ...............................     5,306           5,630
  Federal Home Loan Bank Stock ........................       364             364
                                                          -------         -------
                                       Total securities    20,024          16,055
  Loans:
    Commercial and agricultural .......................     4,355           5,869
    Installment .......................................     5,250           5,888
    Real estate mortgage ..............................    40,406          37,927
                                                          -------         -------
                                                  Loans    50,011          49,684
    Allowance for loan losses .........................    (1,013)           (995)
                                                          -------         -------
                                              Net Loans    48,998          48,689
  Premises and equipment, net .........................       593             649
  Accrued income and other assets .....................     2,705           2,667
                                                          -------         -------
                                           TOTAL ASSETS   $77,263         $77,835
                                                          =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
  Deposits:
    Non-interest bearing ..............................   $ 8,977         $ 8,853
    Interest bearing ..................................    56,198          57,355
                                                          -------         -------
                                         Total Deposits    65,175          66,208
  Long-term Federal Home Loan Bank borrowings .........     2,088           1,880
  Accrued expense and other liabilities ...............     1,075           1,153
                                                          -------         -------
                                      Total Liabilities    68,338          69,241
                                                          -------         -------

 Shareholders' Equity:
    Common stock: $5 par value, 1,300,000 shares
      authorized; 297,428 shares outstanding ..........     1,487           1,487
    Additional paid in capital ........................     3,256           2,559
    Retained earnings .................................     4,210           4,522
    Net unrealized gains/(losses) on securities
    available for sale, net of tax of ($13) in 1995
    and $14 in 1996 ...................................       (28)             26
                                                          -------         -------
                             Total Shareholders' Equity     8,925           8,594
                                                          -------         -------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $77,263         $77,835
                                                          =======         =======

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                           CAPITAL DIRECTIONS, INC.

                       Consolidated Statement of Income
                       --------------------------------
                     (in thousands except per share data)


                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                    1996       1995         1996        1995
                                                       (UNAUDITED)              (UNAUDITED)
                                                   ------------------      ------------------
INTEREST AND DIVIDEND INCOME:
 Loans, including fees.............................   $1,106   $1,173         $2,218   $2,318
 Securities:
    Taxable........................................      227      180            412      359
    Tax exempt.....................................       63       59            131      118
 Dividends on Federal Home Loan Bank stock.........       35       41            102       51
                                                   --------- --------      --------- --------
                 Total interest and dividend income    1,431    1,453          2,863    2,846

INTEREST EXPENSE:
 Deposits..........................................      576      616          1,166    1,194
 Short-term borrowings.............................        0        0              0       10
 Long-term Federal home Loan Bank borrowings.......       34        6             65       12
                                                   --------- --------      --------- --------
                             Total interest expense      610      622          1,231    1,216
                                                   --------- --------      --------- --------
NET INTEREST INCOME................................      821      831          1,632    1,630
PROVISION FOR LOAN LOSSES..........................        0       27              0       54
                                                   --------- --------      --------- --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      821      804          1,632    1,576

NON INTEREST INCOME:
 Service charges on deposits.......................       71       72            138      145
 Investment commission fees........................       38       73            124      114
 Other income......................................       46      105            124      174
                                                   --------- --------      --------- --------
                          Total Non Interest Income      155      250            386      433

NON INTEREST EXPENSE:
 Salaries and employee benefits....................      312      285            658      581
 Premises and equipment............................      100      101            194      201
 F.D.I.C. insurance assessment.....................        0       42              1       82
 Investment sales expenses.........................       43       69            123      117
 Other operating expenses..........................      135      186            287      352
                                                   --------- --------      --------- --------
                         Total Non Interest Expense      590      683          1,263    1,333
                                                   --------- --------      --------- --------
INCOME BEFORE FEDERAL INCOME TAXES.................      386      371            755      676
INCOME TAX EXPENSE.................................      109      105            210      176
                                                   --------- --------      --------- --------
NET INCOME.........................................     $277     $266           $545     $500
                                                   ========= ========      ========= ========


 Average common shares outstanding                   297,428  297,428        297,428  297,428
 Earnings per common share                              $.93     $.89          $1.83    $1.68
 Dividends per share of
  common stock, declared                                 .27      .25            .54      .50




SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                        CAPITAL DIRECTIONS, INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             (IN THOUSANDS)

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                       1996      1995
                                                        (UNAUDITED)
                                                      ----------------
NET CASH FROM OPERATING ACTIVITIES.................  $   585   $   834
                                                     -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of securities...........    1,776     2,055
  Principal payments on securities.................      555       321
  Purchase of securities...........................   (6,436)   (1,374)
  Net (increase) decrease in loans.................     (309)     (214)
  Property and equipment expenditures..............      (18)      (11)
                                                     -------   -------

NET CASH FROM INVESTING ACTIVITIES.................   (4,432)      777
                                                     -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits.........................   (1,033)     (555)
  Increase in long-term borrowing..................      208       (50)
  Dividends paid...................................     (160)     (149)
                                                     -------   -------

NET CASH FROM FINANCING ACTIVITIES.................     (985)     (754)
                                                     -------   -------


NET CHANGE IN CASH AND CASH EQUIVALENTS............   (4,832)      857
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...    9,775     4,020
                                                     -------   -------
  CASH AND CASH EQUIVALENTS JUNE 30................  $ 4,943   $ 4,877
                                                     ========  =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID DURING THE YEAR FOR
    Interest.......................................  $ 1,262   $ 1,218
    Income Taxes - Federal.........................  $   289   $   147










SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                          CAPITAL DIRECTIONS, INC.

                          CONSOLIDATED STATEMENT OF
                       CHANGES IN SHAREHOLDERS' EQUITY
                     FOR SIX MONTHS ENDED JUNE 30, 1996
                               (IN THOUSANDS)



BALANCE - JANUARY 1, 1996................................... $8,594
 Net Income through June 30.................................    545
 Net change in unrealized gain/(loss) on securities
  available for sale, net of tax of $28.....................    (54)
 Cash dividends through June 30 ($ .54 per share)...........   (160)
                                                             ------
BALANCE - JUNE 30, 1996..................................... $8,925
                                                             ======












     SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                          CAPITAL DIRECTIONS, INC.
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1. In the opinion of management of the Registrant, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 1996 and December 31, 1995, the results of operations for the three and six periods ended June 30, 1996 and 1995, the results of cash flows for the six month periods ended June 30, 1996 and 1995, and the change in shareholders' equity for the six month period ended June 30, 1996.

2. The results of the operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained the 1995 Annual Report.

4. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Non-performing loans, which includes loans contractually past due ninety days or more, loans accounted for on a non-accrual basis and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $162,000 at June 30, 1996 and $266,000 at December 31, 1995, summarized as follows:

                                                JUNE 30,   DECEMBER 31,
     Non-performing loans                         1996         1995
     ---------------------------------------    -------    -----------
     Non-accrual............................   $ 62,000       17,000
     90 days or more past due...............     44,000      191,000
     Renegotiated...........................     56,000       58,000
                                               --------     --------
     Total..................................   $162,000     $266,000
                                               ========     ========

   The renegotiated loans are all in compliance with the modified terms for both periods. As of June 30, 1996 in accordance with SFAS
   No. 114, as amended (Accounting by Creditors for Impairment of a loan), and as the registrant has defined in the 1995 annual report there were no loans considered impaired.

5. A summary of the activity in the allowance for loan losses for the six months ended June 30, follows:

                                                  1996      1995
                                                  (In Thousands)
   Balance - Beginning of period............... $  995     $ 792
   Provision charged to operating expense......      0        54
   Loans charged-off...........................    (16)       (7)
   Recoveries..................................     34        20
                                                ------     -----
    Balance - end of period.................... $1,013     $ 859
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

FINANCIAL CONDITION

     Management continues to maintain a strong net interest margin this year by growing its earning assets at a profitable spread to its funding.
     The average earning assets for the first six months of 1996 was $745,000 higher than for the same period in 1995. This was accomplished while maintaining the average interest paying liabilities at relatively the same level during the period. This net increase was primarily a result of better utilization of earning assets and an average equity increase of $849,000. This increase in earning assets has taken place in the investment area. Loans outstanding have declined due to paydowns on several Commercial loan participations. Commercial loan demand continues to be strong in the area but have not been funded to date.
     The tax equivalent net interest margin was 4.89% and 4.92% for the first six months of 1996 and 1995 respectively. This relative retention of margin is a result of the average yield on interest earnings assets being 8.44% for the first six months of 1996 compared to 8.48% for the same comparable period in 1995 and the yield on average funding being 3.75% for the first six months of 1996 compared to 3.69% for the same comparable period in 1995. The volume increase in earning assets helped us maintain net interest income and overcome the slight decline in margin.
     Part of our funding strategy has been to maintain our funding base through long-term Federal Home Loan Bank borrowings. The average Federal
Home Loan Bank borrowings is $1,765,000 higher the first half of 1996 over the same period in 1995. Management has profitability matched these funds to like term earning assets. This has also helped us price deposits less aggressively with the market than we had in previous years. This strategy has let us maintain our market share but not grow in deposits. Our tracking of any outflow of deposits continues to indicate that most of it goes to other types of uninsured, higher risk investments outside of banking and the repayment of personal debt. This is consistent with the reported national trends and is the major cause of the decline in deposits.
     Management feels that the current level in our allowance for loan losses is very strong. At June 30, 1996 the allowance for loan losses was equal to 2.03% of total loans outstanding compared to 1.67% at June 30, 1995 and 2.00% at December 31, 1995.

RESULTS OF OPERATIONS

     Net income for the six month period ended June 30, 1996 was $545,000, or $1.83 per share compared to earnings of $500,000, or $1.68 per share for 1995's comparable period.
     The changes in margin and volume, as discussed earlier, resulted in only a $2,000 increase in net interest income for the first six months of 1996 compared to the same period in 1995. The decrease in the provision for loan losses is a result of our strong provision balance and its ratio to outstanding loans.

     Monex Investment Company, Inc. contributed $1,000 to the profits of the Company during the half of 1996 compared to a loss of $3,000 for the same period in 1995.
     The decrease of $47,000 in noninterest income for the first six months of 1996 compared to the same period in 1995 is due primarily to a decrease in service charges on deposits due to the servicing of a lesser number of accounts and a non recurring item in 1995. This was offset by the increase in Investment commission fee income due to increased sales of mutual funds and annuities over last year.
     The decrease of $70,000 in noninterest expenses is primarily due to the F.D.I.C. premium and premises and equipment decreases. The other decrease in other operating expense is due to a general decline and is spread out over several areas. These decreases were offset by the increase in wages and benefits due to additional staffing.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Management uses Federal Funds sold and purchased as its principal source of liquidity. Other sources of liquidity include internally generated cash flow being: repayments and maturities of loans, investments, borrowings and growth in core deposits. The Bank also uses the Federal Home Loan Bank system as another source of funding, a possible lower cost for these credit services and another tool to help manage interest rate risk and source of liquidity. Management feels it has adequate sources for liquidity.
     Interest rate sensitivity management seeks to maximize net interest margins through periods of changing interest rates. The Bank develops strategies to assure that desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames. Strategies include the use of variable rate loan products as well as managing deposit accounts and maturities in the investment portfolio. The following chart, using recommended regulatory standards, reflects "the rate sensitive position" or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as "GAP" and its handling as "GAP Management". At June 30, 1996, the percentage of rate sensitive assets to rate sensitive liabilities within a one-year time horizon was 95% compared to 112% at December 31, 1995.
     The chart shows a liability sensitive position of $2,413 thousand, which indicates higher net interest income may be earned if interest rates fall during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control.

MASON STATE BANK GAP OR INTEREST RATE RISK EXPOSURE MEASUREMENTS AS OF 06/30/96

ASSETS SUBJECT TO INTEREST RATE
ADJUSTMENT WITHIN TIME HORIZON

                                                                        TIME HORIZONS

                                  IMMEDIATE AND   GREATER THAN 30 DAYS
TYPE OF ASSET:                  LESS THAN 30 DAYS   LESS THAN 90 DAYS      2ND QUARTER         3RD QUARTER         4TH QUARTER
==============                  =================   =================    ===============     ===============     ================
TOTAL COM. LOANS                  7,182    9.56%         187   9.85%         815   7.62%         206   7.29%         482    6.98%
TOTAL CONSUMER LOANS              1,576    8.44%         400   9.63%         600   9.63%         600   9.63%         600    9.63%
CONSUMER RUNOFF OFFSET
TOTAL REV. CREDIT                 3,431    9.77%           0    .00%           0    .00%           0    .00%           0     .00%
TOTAL MTGE. LOANS                   724    7.85%       1,489   7.95%       3,728   8.17%       4,730   8.16%       4,634    8.02%
MORTGAGE RUNOFF OFFSET
TOTAL OTHER MTGES.                   63   23.68%         346   8.56%         126   7.22%         126   7.22%         126    7.22%
RESERVE FOR LN. LOSS                  0     .00%           0    .00%           0    .00%           0    .00%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL LOANS                      12,976    9.45%       2,422   8.46%       5,269   8.23%       5,662   8.26%       5,842    8.08%

INVESTMENTS-MUNI'S                    0     .00%           0    .00%         142   6.02%         323   5.83%         479    6.95%
FED FUNDS                         1,682    5.25%           0    .00%           0    .00%           0    .00%           0     .00%
CORPORATES                          501    4.38%         504   4.91%         500   5.63%         498   5.97%         500    5.14%
MTG. BACKED PAYDOWNS                 67    6.26%         133   6.26%         200   6.26%         200   6.26%         200    6.26%
INVEST-CMO'S FLOAT                  130    6.43%           0    .00%           0    .00%           0    .00%           0     .00%
INVESTMENTS-ARM'S                   373    7.81%           0    .00%         141   7.73%         373   7.25%       2,186    6.84%
INVESTMENTS-GOVT'S                  368    8.00%           0    .00%         866   7.71%           0    .00%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL INVESTMENTS                 3,121    5.81%         637   5.19%       1,849   6.86%       1,394   6.32%       3,365    6.57%

TOTAL EARNING ASSETS             16,097    8.75%       3,059   7.78%       7,118   7.88%       7,056   7.88%       9,207    7.53%
NON-EARNING ASSETS                    0     .00%           0    .00%           0    .00%           0    .00%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL ASSETS                     16,097    8.75%       3,059   7.78%       7,118   7.88%       7,056   7.88%       9,207    7.53%




ASSETS SUBJECT TO INTEREST RATE
ADJUSTMENT WITHIN TIME HORIZON

                                                                        TIME HORIZONS

TYPE OF ASSET:                    ANNUAL TOTAL         1 - 3 YEARS          3 - 5 YEARS        OVER 5 YEARS         GRAND TOTAL
==============                  ================     ================     ===============     ===============     ================
TOTAL COM. LOANS                  8,872    9.20%       3,918    8.58%       1,398    9.35%       1,939   9.07%      16,127    9.05%
TOTAL CONSUMER LOANS              3,776    9.13%       2,378   10.14%       1,287   10.14%           0    .00%       7,441    9.63%
CONSUMER RUNOFF OFFSET                                                                                              -2,400    9.63%
TOTAL REV. CREDIT                 3,431    9.77%           0     .00%           0     .00%           0    .00%       3,431    9.77%
TOTAL MTGE. LOANS                15,305    8.09%       2,812    9.10%         648    9.21%       9,748   7.98%      28,513    8.18%
MORTGAGE RUNOFF OFFSET                                                                                              -4,000    8.18%
TOTAL OTHER MTGES.                  787    9.13%           0     .00%           0     .00%         112   4.00%         899    8.49%
RESERVE FOR LN. LOSS                  0     .00%           0     .00%           0     .00%           0    .00%      -1,013     .00%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL LOANS                      32,171    8.72%       9,108    9.15%       3,333    9.63%      11,799   8.12%      48,998    8.89%

INVESTMENTS-MUNI'S                  944    6.43%       1,672    7.56%         645    7.55%       2,045   7.38%       5,306    7.29%
FED FUNDS                         1,682    5.25%           0     .00%           0     .00%           0    .00%       1,682    5.25%
CORPORATES                        2,503    5.20%       2,796    6.00%           0     .00%           0    .00%       5,299    5.62%
MTG. BACKED PAYDOWNS                800    6.26%                                                                         0    6.26%
INVEST-CMO'S FLOAT                  130    6.43%           0     .00%           0     .00%           0    .00%         130    6.43%
INVESTMENTS-ARM'S                 3,073    7.05%           0     .00%           0     .00%           0    .00%       3,073    7.05%
INVESTMENTS-GOVT'S                1,234    7.80%       2,530    6.48%         560    6.34%       1,792   6.85%       6,116    6.84%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL INVESTMENTS                10,366    6.28%       6,998    6.55%       1,205    6.99%       3,837   7.13%      21,606    6.56%

TOTAL EARNING ASSETS             42,537    8.12%      16,106    8.02%       4,538    8.93%      15,636   7.88%      70,604    8.17%
NON-EARNING ASSETS                    0     .00%           0     .00%           0     .00%           0    .00%       6,454     .00%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL ASSETS                     42,537    8.12%      16,106    8.02%       4,538    8.93%      15,636   7.88%      77,058    7.49%




LIABILITIES SUBJECT TO INTEREST
RATE ADJUSTMENT WITHIN TIME HORIZON

                                  IMMEDIATE AND   GREATER THAN 30 DAYS
TYPE OF LIABILITY:              LESS THAN 30 DAYS   LESS THAN 90 DAYS        2ND QUARTER         3RD QUARTER         4TH QUARTER
==================              =================   =================    ===============     ===============     ================
NON-INT. BEARING DDA                451     .00%         902    .00%       1,354    .00%       1,354    .00%       1,354     .00%
NOW ACCOUNTS                        328    2.00%         638   2.00%       1,449   2.00%       1,932   2.00%       1,932    2.00%
NEGOTIATED NOW                      635    3.75%       1,232   3.75%           0    .00%           0    .00%           0     .00%
MONEY MARKET SAVINGS              1,577    3.36%       3,049   3.36%       3,995   3.36%         946   3.36%         946    3.36%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL DDA ACCOUNTS                2,991    2.79%       5,821   2.77%       6,798   2.40%       4,232   1.66%       4,232    1.66%
TOTAL SAVINGS ACCTS.                475    2.25%         737   2.25%       1,421   3.23%       1,729   3.04%       1,729    3.04%
TOTAL COD                         4,255    5.33%       3,474   5.33%       2,653   5.05%       2,277   4.98%       1,864    5.67%
FED FUNDS & OTHER                     0     .00%           0    .00%         176   6.21%          85   5.79%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL DEPOSITS                    7,722    4.15%      10,032   3.62%      11,048   3.20%       8,323   2.90%       7,825    2.92%
OTHER LIABILITIES                     0     .00%           0    .00%           0    .00%           0    .00%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL LIABILITIES                 7,722    4.15%      10,032   3.62%      11,048   3.20%       8,323   2.90%       7,825    2.92%
TOTAL CAPITAL                         0     .00%           0    .00%           0    .00%           0    .00%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL LIAB. & CAP.                7,722    4.15%      10,032   3.62%      11,048   3.20%       8,323   2.90%       7,825    2.92%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
GAP FIGURES                       8,375               -6,973              -3,930              -1,267               1,382
CUMMULATIVE GAP                   8,375                1,402               2,527              -3,795              -2,413
NET POSITION AS
A % OF TOTAL ASSETS              10.87%                1.82%              -3.28%              -4.92%              -3.13%
RSA AS A % OF RSL               208.46%              107.90%              91.22%              89.78%              94.63%




LIABILITIES SUBJECT TO INTEREST
RATE ADJUSTMENT WITHIN TIME HORIZON

TYPE OF LIABILITY:                ANNUAL TOTAL         1 - 3 YEARS          3 - 5 YEARS        OVER 5 YEARS         GRAND TOTAL
==================              ================     ================     ===============     ===============     ================
NON-INT. BEARING DDA              5,414     .00%       3,610     .00%           0     .00%           0    .00%       9,024     .00%
NOW ACCOUNTS                      6,280    1.95%       2,415    2.00%         966    2.00%           0    .00%       9,661    1.97%
NEGOTIATED NOW                    1,867    3.75%           0     .00%           0     .00%           0    .00%       1,867    3.75%
MONEY MARKET SAVINGS             10,513    3.36%           0     .00%           0     .00%           0    .00%      10,513    3.36%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL DDA ACCOUNTS               24,074    2.28%       6,025     .80%         966    2.00%           0    .00%      31,065    1.97%
TOTAL SAVINGS ACCTS.              6,092    2.93%       2,665    4.05%       1,634    4.65%           0    .00%      10,391    3.49%
TOTAL COD                        14,523    5.27%       7,739    6.01%       1,504    7.11%           0    .00%      23,766    5.63%
FED FUNDS & OTHER                   261    6.07%         428    6.10%         473    6.10%         926   6.10%       2,088    6.10%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL DEPOSITS                   44,950    3.35%      16,857    3.84%       4,577    5.05%         926   6.10%      67,310    3.62%
OTHER LIABILITIES                     0     .00%           0     .00%           0     .00%           0    .00%       1,048     .00%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL LIABILITIES                44,950    3.35%      16,857    3.84%       4,577    5.05%         926   6.10%      68,358    3.57%
TOTAL CAPITAL                         0     .00%           0     .00%           0     .00%       8,700    .00%       8,700     .00%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL LIAB. & CAP.               44,950    3.35%      16,857    3.84%       4,577    5.05%       9,626    .59%      77,058    3.17%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
GAP FIGURES                      -2,413                 -751                  -39                6,010                   0
CUMMULATIVE GAP                                       -3,164               -3,203                2,807
NET POSITION AS
A % OF TOTAL ASSETS              -3.13%               -4.11%               -4.16%                3.64%
RSA AS A % OF RSL                94.63%               94.88%               95.18%              103.69%


CAPITAL RESOURCES

     The adequacy of the Corporation's capital is reviewed regularly to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders' equity increased $385,000 or 4.49% to $8,953,000 at June 30, 1996, which represents 11.59% of total assets. This figure does not include the $28,000, net of tax in net unrealized loss on available for sale securities. At December 31, 1995, the ratio of shareholder's equity to total assets was 11.01%. The "risk-based" capital to asset ratio, as established by the regulatory authorities was 18.88% as of June 30, 1996 compared to 18.01% at December 31, 1995 as shown below.

                          Actual           Required           Excess
                       Amount_____%      Amount_____%      Amount_____%
Risked-Based Capital
June 30, 1996       $9,028,000  18.88  $3,826,000  8.00  $5,202,000 10.88

     Management does not feel that future rate changes will have a material impact on our capital adequacy. Management feels that capital and shareholders' equity is and will remain adequate for 1996.

FEDERAL INCOME TAXES

     The provision for Federal income taxes for the six month periods ended June 30, 1996 and 1995 totaled $210,000 and $176,000 respectively. This increase in taxes is primarily reflective of the increased taxable earnings over these periods.

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

                                PART II

Item 1. Legal Proceedings

     There are no material pending legal proceedings to which the Registrant or its subsidiaries, is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended June 30, 1996.

Item 2. Changes in Securities

     There have been no changes in the Registrant's securities which would cause any shareholder's rights to be materially modified, limited or qualified.

Item 3. Defaults Upon Senior Securities

     There have been no defaults involving senior securities on the part of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of security holders of the Company was held April 25, 1996. Information concerning the matters brought to a vote of security holders is contained in the Company's Proxy Statement and Notice of Annual Meeting of Shareholders held April 25, 1996, as previously filed. There have been no further matters submitted to a vote of the Registrant's security holders during the three months ended June 30, 1996.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     1. Exhibits required by Item 601 of Regulation S-K

        See Index to Exhibits on page 12.

     2. Reports on Form 8-K.

        No reports on Form 8-K were filed for the three months ended June 30, 1996.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CAPITAL DIRECTIONS, INC.


    Date August 02, 1996                 By: /s/ Timothy Gaylord
         ---------------                     -------------------------
                                             Timothy Gaylord
                                             President




    Date August 02, 1996                 By: /s/ Robert G. Kennedy
         ---------------                     -------------------------
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