Form 10-Q
period 1996-09-30
CAPITAL DIRECTIONS INC
filed 1996-11-13
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

 For the quarter period ended Sept. 30, 1996 Commission file number 33-20417
                              --------------                        --------

                             Capital Directions, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MICHIGAN                                    38-2781737
--------------------------------        ---------------------------------------
 (State of other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

322 South Jefferson St., Mason, Michigan                            48854-0130
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

 Registrant's telephone number, including area code:             (517) 676-0500
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

As of November 1, 1996, the registrant had outstanding 297,428 shares of common stock having a par value of $5 per share.

                            CAPITAL DIRECTIONS, INC.
                               INDEX TO FORM 10-Q


                                                             Page
                                                            Number

PART I - FINANCIAL INFORMATION

  Item 1. Consolidated Balance Sheet
          September 30, 1996 and December 31, 1995..........  1

          Consolidated Statement of Income for
          Three and Nine month periods ended
          September 30, 1996 and 1995........................ 2

          Consolidated Statement of Cash Flows
          for Nine month periods ended
          September 30, 1996 and 1995........................ 3

          Changes in Shareholders' Equity for
          Nine months ended September 30, 1996............... 4

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

 Item 7.   Signatures........................................ 11

           Index to Exhibits................................. 12

                                     PART I

                            CAPITAL DIRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 (in thousands)

                                                         SEPT. 30,        DEC. 31
                                                           1996            1995
                                                        (UNAUDITED)     (UNAUDITED)
                                                        ---------------------------
ASSETS
    Cash and non-interest bearing deposits ............   $ 3,010         $ 3,725
    Federal funds sold ................................         0           6,050
                                                          -------         -------
                        Total cash and cash equivalents     3,010           9,775
  Securities available for sale .......................    10,759           7,656
  Securities held to maturity (fair value of $9,604 as
   of Sept. 30, 1996 and $8,261 as of December 31, 1995)
    U.S. Government and agencies ......................     4,050           2,405
    State and municipal ...............................     5,423           5,630
  Federal Home Loan Bank Stock ........................       364             364
                                                          -------         -------
                                       Total securities    20,596          16,055
  Loans:
    Commercial and agricultural .......................     4,118           5,869
    Installment .......................................     3,951           5,888
    Real estate mortgage ..............................    41,618          37,927
                                                          -------         -------
                                                  Loans    49,687          49,684
    Allowance for loan losses .........................    (1,011)           (995)
                                                          -------         -------
                                              Net Loans    48,676          48,689
  Premises and equipment, net .........................       566             649
  Accrued income and other assets .....................     2,810           2,667
                                                          -------         -------
                                           TOTAL ASSETS   $75,658         $77,835
                                                          =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
  Deposits:
    Non-interest bearing ..............................   $ 8,158         $ 8,853
    Interest bearing ..................................    54,896          57,355
                                                          -------         -------
                                         Total Deposits    63,054          66,208
  Federal funds purchased..............................       262               0
  Long-term Federal Home Loan Bank borrowings .........     2,088           1,880
  Accrued expense and other liabilities ...............     1,093           1,153
                                                          -------         -------
                                      Total Liabilities    66,497          69,241
                                                          -------         -------

 Shareholders' Equity:
    Common stock: $5 par value, 1,300,000 shares
      authorized; 297,428 shares outstanding ..........     1,487           1,487
    Additional paid in capital ........................     3,256           2,559
    Retained earnings .................................     4,433           4,522
    Net unrealized gains/(losses) on securities
    available for sale, net of tax of ($13) in 1995
    and $8 in 1996 ...................................       (15)             26
                                                          -------         -------
                             Total Shareholders' Equity     9,161           8,594
                                                          -------         -------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $75,658         $77,835
                                                          =======         =======

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                           CAPITAL DIRECTIONS, INC.

                       Consolidated Statement of Income
                       --------------------------------
                     (in thousands except per share data)


                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                    1996       1995         1996        1995
                                                       (UNAUDITED)              (UNAUDITED)
                                                   ------------------      ------------------
INTEREST AND DIVIDEND INCOME:
 Loans, including fees.............................   $1,106   $1,186         $3,324   $3,504
 Securities:
    Taxable........................................      253      176            665      535
    Tax exempt.....................................       64       69            195      187
 Dividends on Federal Home Loan Bank stock.........       16       11            118       62
                                                   --------- --------      --------- --------
                 Total interest and dividend income    1,439    1,442          4,302    4,288

INTEREST EXPENSE:
 Deposits..........................................      569      599          1,735    1,793
 Short-term borrowings.............................        1        2              1       14
 Long-term Federal Home Loan Bank borrowings.......       32        6             97       16
                                                   --------- --------      --------- --------
                             Total interest expense      602      607          1,833    1,823
                                                   --------- --------      --------- --------
NET INTEREST INCOME................................      837      835          2,469    2,465
PROVISION FOR LOAN LOSSES..........................        0       75              0      129
                                                   --------- --------      --------- --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      837      760          2,469    2,336

NON INTEREST INCOME:
 Service charges on deposits.......................       65       68            203      213
 Investment commission fees........................       15      117            139      231
 Other income......................................       62       64            186      238
 Gain on sale of loans.............................       34        1             34        1
 Gain on sale of land..............................        0      193              0      193
                                                   --------- --------      --------- --------
                          Total Non Interest Income      176      443            562      876

NON INTEREST EXPENSE:
 Salaries and employee benefits....................      309      356            967      986
 Premises and equipment............................       98      100            292      300
 F.D.I.C. insurance assessment.....................        1      -12              2       70
 Investment sales expenses.........................       24       97            147      214
 Other operating expenses..........................      139      136            426      440
                                                   --------- --------      --------- --------
                         Total Non Interest Expense      571      677          1,834    2,010
                                                   --------- --------      --------- --------
INCOME BEFORE FEDERAL INCOME TAXES.................      442      526          1,197    1,202
INCOME TAX EXPENSE.................................      129      158            339      334
                                                   --------- --------      --------- --------
NET INCOME.........................................     $313     $368           $858     $868
                                                   ========= ========      ========= ========


 Average common shares outstanding                   297,428  297,428        297,428  297,428
 Earnings per common share                             $1.05    $1.24          $2.88    $2.92
 Dividends per share of
  common stock, declared                                 .30      .27            .84      .77




SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            CAPITAL DIRECTIONS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     NINE MONTHS ENDED
                                                          SEPT 30,
                                                       1996      1995
                                                         (UNAUDITED)
                                                     -----------------
Net Cash From Operating Activities................. $    896  $  1,546
                                                    --------  --------

Cash Flows From Investing Activities
  Proceeds from maturities of securities...........    3,038     2,055
  Principal payments on securities.................      774       417
  Purchase of securities...........................   (8,236)   (1,374)
  Net (increase) decrease in loans.................      (13)       24
  Property and equipment expenditures..............      (28)      (14)
                                                    --------  --------

Net Cash From Investing Activities.................   (4,465)    1,108
                                                    --------  --------

Cash Flows From Financing Activities
  Net decrease in deposits.........................   (3,154)   (4,388)
  Increase in long-term borrowing..................      208       400
  Dividends paid...................................     (250)     (229)
                                                    --------  --------

Net Cash From Financing Activities.................   (3,196)   (4,217)
                                                    --------  --------


Net Change in Cash and Cash Equivalents............   (6,765)   (1,563)
  Cash and cash equivalents at beginning of year...    9,775     4,020
                                                    --------  --------
  Cash and cash equivalents September 30........... $  3,010  $  2,457
                                                    ========  ========

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Year For
    Interest....................................... $  1,874  $  1,815
    Income Taxes - Federal......................... $    424  $    252





SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            CAPITAL DIRECTIONS, INC.

                           CONSOLIDATED STATEMENT OF
                        CHANGES IN SHAREHOLDERS' EQUITY
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 (IN THOUSANDS)




BALANCE - JANUARY 1, 1996................................... $8,594
 Net Income through September 30............................    858
 Net change in unrealized gain/(loss) on securities
  available for sale, net of tax of $21.....................    (41)
 Cash dividends through June 30 ($ .84 per share)...........   (250)
                                                             ------
BALANCE - SEPTEMBER 30,..................................... $9,161
                                                             ======





SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            CAPITAL DIRECTIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. In the opinion of management of the Registrant, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 1996 and December 31, 1995, the results of operations for the three and nine month periods ended September 30, 1996 and 1995, the results of cash flows for the nine month periods ended September 30, 1996 and 1995, and the change in shareholders' equity for the nine month period ended September 30, 1996.

2. The results of the operations for the nine months ended September
   30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained the 1995 Annual Report.

4. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Non-performing loans, which includes loans contractually past due ninety days or more, loans accounted for on a non-accrual basis and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, amounted to $285,000 at September 30, 1996 and $266,000 at December 31, 1995,
   summarized as follows:

                                                Sept 30,   December 31,
     Non-performing loans                         1996         1995
     ---------------------------------------   ---------   ------------
     Non-accrual............................   $ 50,000       17,000
     90 days or more past due...............    180,000      191,000
     Renegotiated...........................     55,000       58,000
                                               --------     --------
     Total..................................   $285,000     $266,000
                                               ========     ========

   The renegotiated loans are all in compliance with the modified terms for both periods. As of September 30, 1996 in accordance with SFAS No. 114, as ammended (Accounting by Creditors for Impairment of a loan), and as the registrant has defined in the 1995 annual report there were no loans considered impaired.

5. A summary of the activity in the allowance for loan losses for the six months ended September 30, follows:

                                                  1996      1995
                                                  (In Thousands)
   Balance - Beginning of period............... $  995     $ 792
   Provision charged to operating expense......      0       129
   Loans charged-off...........................    (44)       (8)
   Recoveries..................................     60        38
                                                ------     -----
    Balance - end of period.................... $1,011     $ 951
                                                ======     =====

6. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

                ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations provide additional information to assess the consolidated financial statements of the Registrant and its wholly-owned subsidiaries. The discussion should be read in conjunction with those statements.
     The Company is not aware of any market or institutional trends, events, or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein. Also, the Company is not aware of any current recommendations by regulatory authorities which will have such effect if implemented.

FINANCIAL CONDITION

     Earning assets for the first nine months of 1996 were $1,030,000 higher than the same period in 1995.
     Average loan outstandings declined due to paydowns on several commercial loan participations and a strategy to require loans, identified as showing signs of trouble, to seek other funding sources. Due to the high costs associated with the servicing of the student loan portfolio, a long term strategic decision to exit this line of business was implemented. Taking these strategic actions will maintain high credit standards and insure the long term profitability of the Bank. The Commercial Loan Department reports $2,750,000 of approved, but yet unfunded commitments.
     Management feels the current level of allowance for loan losses is very strong. At September 30, 1996, the allowance for loan losses was equal to 2.03% of total loans outstanding compared to 1.85% at September 30, 1995 and 2.00% at December 31, 1995.
     The tax equivalent net interest margin was 4.92% and 4.98% for the first nine months of 1996 and 1995, respectively. This retention of margin is a result of the average yield on interest earning assets being 8.44% for the first nine months of 1996 compared to 8.54% for the same period in 1995; and the yield on average funding being 3.71% for the first nine months of 1996 compared to 3.70% for the same period in 1995. The volume increase in earning assets helped maintain net interest income.
     Current funding strategy is to maintain long term funding through Federal Home Loan Bank borrowings. The average Federal Home Loan Bank borrowing is $1,640,000 higher during the first nine months of 1996, compared to the same period in 1995. Management has matched these funds to like term earning assets. Tracking of deposit outflow continues to show a customer base shift toward higher risk, uninsured, non bank investments. This shift is consistent with reported national trends and is the major cause of lack of growth in bank deposits.

RESULTS OF OPERATIONS

     Net income for the nine month period ended September 30, 1996 was $858,000, or $2.88 per share compared to earnings of $868,000, or $2.92 per share for the same period in 1995.
     The changes in margin and volume, as discussed earlier, resulted in a $4,000 increase in net interest income for the first nine months of 1996 compared to the same period in 1995. The decrease in the provision for loan losses is a result of the strong Allowance for loan losses and the continued excellent performance of the loan portfolio.

     Monex Investment Company, Inc. had a loss of $5,000 during the first nine months of 1996 compared to a profit of $11,000 for the same period in 1995. The decrease of $314,000 in non interest income for the first nine months of 1996 is due primarily to the gain on sale of vacant land in the third quarter of 1995 as discussed in the annual report and the decrease in Investment commission fees due to a decline in sales of mutual funds and annuities.
     The decrease of $176,000 in non interest expenses is primarily due to a reduction in the F.D.I.C. premium and the Investment commission fee expenses. The decrease in other operating expense is due to a general decline and is spread over several areas.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Management uses Federal Funds sold and purchased as its principal source of liquidity. Other sources of liquidity include internally generated cash flow such as: repayments and maturities of loans; investments; and borrowings and growth in core deposits. The Bank also uses the Federal Home Loan Bank system as a source of funding. It provides a possible lower cost for credit services and another tool to help manage interest rate risk and source of liquidity. Management feels adequate sources for liquidity are available.
     Interest rate sensitivity management seeks to maximize net interest margins through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames. Strategies include the use of variable rate loan products as well as managing deposit accounts and maturities in the investment portfolio. The following chart, using recommended regulatory standards, reflects "the rate sensitive position" or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as "GAP" and its handling as "GAP Management." At September 30, 1996, the percentage of rate sensitive assets to rate sensitive liabilities within a one-year time horizon was 88% compared to 112% at December 31, 1995.
     The chart shows a liability sensitive position of $5,179 thousand, which indicates higher net interest income may be earned if interest rates fall during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control.

MASON STATE BANK GAP OR INTEREST RATE RISK EXPOSURE MEASUREMENTS AS OF 09/30/96

ASSETS SUBJECT TO INTEREST RATE
ADJUSTMENT WITHIN TIME HORIZON

                                                                        TIME HORIZONS

                                  IMMEDIATE AND   GREATER THAN 30 DAYS
TYPE OF ASSET:                  LESS THAN 30 DAYS   LESS THAN 90 DAYS      2ND QUARTER         3RD QUARTER         4TH QUARTER
==============                  =================   =================    ===============     ===============     ================
TOTAL COM. LOANS                  6,470    9.55%         776   7.55%         210   7.34%         635   7.82%         349    8.76%
TOTAL CONSUMER LOANS                513    8.80%         400  10.11%         600  10.11%         600  10.11%         600   10.11%
CONSUMER RUNOFF OFFSET
TOTAL REV. CREDIT                 3,661    9.76%           0    .00%           0    .00%           0    .00%           0     .00%
TOTAL MTGE. LOANS                   820    8.29%       2,556   8.34%       3,045   8.19%       4,003   8.11%       4,679    8.29%
MORTGAGE RUNOFF OFFSET
TOTAL OTHER MTGES.                  165    9.92%         389   8.61%         126   7.22%         126   7.22%         126    7.22%
RESERVE FOR LN. LOSS                  0     .00%           0    .00%           0    .00%           0    .00%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL LOANS                      11,629    9.50%       4,121   8.39%       3,981   8.40%       5,364   8.28%       5,754    8.49%

INVESTMENTS-MUNI'S                    0     .00%          40   8.03%         102   5.68%         323   5.83%         478    6.95%
FED FUNDS                           138    5.13%           0    .00%           0    .00%           0    .00%           0     .00%
CORPORATES                          500    5.27%           0    .00%         499   5.97%         501   5.14%           0     .00%
MTG. BACKED PAYDOWNS                 67    6.26%         133   6.26%         200   6.26%         200   6.26%         200    6.26%
INVEST-CMO'S FLOAT                  117    6.43%           0    .00%           0    .00%           0    .00%           0     .00%
INVESTMENTS-ARM'S                   345    7.81%           0    .00%         141   7.73%         373   7.25%       2,106    6.84%
INVESTMENTS-GOVT'S                  368    7.25%           0    .00%         832   7.71%           0    .00%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL INVESTMENTS                 1,535    6.43%         173   6.67%       1,774   6.94%       1,397   6.02%       2,784    6.82%

TOTAL EARNING ASSETS             13,164    9.14%       4,294   8.32%       5,755   7.95%       6,761   7.81%       8,538    7.94%
NON-EARNING ASSETS                    0     .00%           0    .00%           0    .00%           0    .00%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL ASSETS                     13,164    9.14%       4,294   8.32%       5,755   7.95%       6,761   7.81%       8,538    7.94%




ASSETS SUBJECT TO INTEREST RATE
ADJUSTMENT WITHIN TIME HORIZON

                                                                        TIME HORIZONS

TYPE OF ASSET:                    ANNUAL TOTAL         1 - 3 YEARS          3 - 5 YEARS        OVER 5 YEARS         GRAND TOTAL
==============                  ================     ================     ===============     ===============     ================
TOTAL COM. LOANS                  8,440    9.15%       3,476    8.60%       1,812    9.23%       1,944   9.07%      15,672    9.03%
TOTAL CONSUMER LOANS              2,713    9.86%       2,166   10.31%       1,268   10.31%           0    .00%       6,147   10.11%
CONSUMER RUNOFF OFFSET                                                                                              -2,400   10.11%
TOTAL REV. CREDIT                 3,661    9.76%           0     .00%           0     .00%           0    .00%       3,661    9.76%
TOTAL MTGE. LOANS                15,103    8.23%       2,528    8.91%       1,255    9.27%      10,742   7.94%      29,628    8.23%
MORTGAGE RUNOFF OFFSET                                                                                              -4,000    8.24%
TOTAL OTHER MTGES.                  932    8.28%           0     .00%           0     .00%          47   4.00%         979    8.07%
RESERVE FOR LN. LOSS                  0     .00%           0     .00%           0     .00%           0    .00%      -1,011     .00%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL LOANS                      30,849    8.81%       8,170    9.15%       4,335    9.56%      12,733   8.10%      48,676    8.92%

INVESTMENTS-MUNI'S                  943    6.47%       1,794    7.54%         645    7.55%       2,041   7.38%       5,423    7.30%
FED FUNDS                           138    5.12%           0     .00%           0     .00%           0    .00%         138    5.12%
CORPORATES                        1,500    5.46%       3,122    6.09%       1,379    6.87%           0    .00%       6,001    6.11%
MTG. BACKED PAYDOWNS                800    6.26%                                                                         0    6.26%
INVEST-CMO'S FLOAT                  117    6.43%           0     .00%           0     .00%           0    .00%         117    6.43%
INVESTMENTS-ARM'S                 2,965    7.05%           0     .00%           0     .00%           0    .00%       2,965    7.05%
INVESTMENTS-GOVT'S                1,200    7.57%       2,530    6.48%         560    6.34%       1,679   6.85%       5,969    6.79%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL INVESTMENTS                 7,663    6.62%       7,446    6.57%       2,584    6.92%       3,720   7.14%      20,613    6.75%

TOTAL EARNING ASSETS             38,512    8.37%      15,616    7.92%       6,919    8.57%      16,453   7.88%      69,289    8.27%
NON-EARNING ASSETS                    0     .00%           0     .00%           0     .00%           0    .00%       6,303     .00%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL ASSETS                     38,512    8.37%      15,616    7.92%       6,919    8.57%      16,453   7.88%      75,592    7.58%




LIABILITIES SUBJECT TO INTEREST
RATE ADJUSTMENT WITHIN TIME HORIZON

                                  IMMEDIATE AND   GREATER THAN 30 DAYS
TYPE OF LIABILITY:              LESS THAN 30 DAYS   LESS THAN 90 DAYS        2ND QUARTER         3RD QUARTER         4TH QUARTER
==================              =================   =================    ===============     ===============     ================
NON-INT. BEARING DDA                410     .00%         820    .00%       1,230    .00%       1,230    .00%       1,230     .00%
NOW ACCOUNTS                        285    2.00%         553   2.00%       1,257   2.00%       1,676   2.00%       1,676    2.00%
NEGOTIATED NOW                        1    3.75%           1   3.75%           0    .00%           0    .00%           0     .00%
MONEY MARKET SAVINGS              1,537    3.35%       2,972   3.35%       3,895   3.35%         922   3.35%         922    3.35%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL DDA ACCOUNTS                2,233    2.56%       4,346   2.55%       6,381   2.44%       3,828   1.68%       3,828    1.68%
TOTAL SAVINGS ACCTS.                653    2.23%         937   2.23%       1,651   3.13%       2,037   3.00%       2,038    3.00%
TOTAL COD                         4,854    5.30%       1,778   5.00%       3,260   4.81%       3,389   5.46%       1,816    5.73%
FED FUNDS & OTHER                   400    5.38%         176   6.21%          85   5.79%           0    .00%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL DEPOSITS                    8,140    4.31%       7,237   3.20%      11,378   3.24%       9,254   3.36%       7,682    2.99%
OTHER LIABILITIES                     0     .00%           0    .00%           0    .00%           0    .00%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL LIABILITIES                 8,140    4.31%       7,237   3.20%      11,378   3.24%       9,254   3.36%       7,682    2.99%
TOTAL CAPITAL                         0     .00%           0    .00%           0    .00%           0    .00%           0     .00%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
TOTAL LIAB. & CAP.                8,140    4.31%       7,237   3.20%      11,378   3.24%       9,254   3.36%       7,682    2.99%
                                -------   ------     -------   -----     -------   -----     -------   -----     -------   ------
GAP FIGURES                       5,024               -2,943              -5,623              -2,493                 856
CUMMULATIVE GAP                   5,024                2,081              -3,542              -6,035              -5,179
NET POSITION AS
A % OF TOTAL ASSETS               6.65%                2.75%              -4.69%              -7.98%              -6.85%
RSA AS A % OF RSL               161.72%              113.53%              86.76%              83.24%              88.15%




LIABILITIES SUBJECT TO INTEREST
RATE ADJUSTMENT WITHIN TIME HORIZON

TYPE OF LIABILITY:                ANNUAL TOTAL         1 - 3 YEARS          3 - 5 YEARS        OVER 5 YEARS         GRAND TOTAL
==================              ================     ================     ===============     ===============     ================
NON-INT. BEARING DDA              4,919     .00%       3,279     .00%           0     .00%           0    .00%       8,198     .00%
NOW ACCOUNTS                      5,448    1.95%       2,095    2.00%         838    2.00%           0    .00%       8,381    1.97%
NEGOTIATED NOW                        2    3.75%           0     .00%           0     .00%           0    .00%           2    3.75%
MONEY MARKET SAVINGS             10,249    3.35%           0     .00%           0     .00%           0    .00%      10,249    3.35%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL DDA ACCOUNTS               20,617    2.19%       5,374     .78%         838    2.00%           0    .00%      26,830    1.89%
TOTAL SAVINGS ACCTS.              7,316    2.86%       2,946    3.63%       1,740    4.23%           0    .00%      12,002    3.25%
TOTAL COD                        15,097    5.25%       8,213    6.17%         920    5.75%           0    .00%      24,230    5.58%
FED FUNDS & OTHER                   661    5.65%         428    6.10%         473    6.10%         926   6.10%       2,488    5.98%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL DEPOSITS                   43,691    3.41%      16,962    4.02%       3,971    4.33%         926   6.10%      65,550    3.66%
OTHER LIABILITIES                     0     .00%           0     .00%           0     .00%           0    .00%       1,102     .00%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL LIABILITIES                43,691    3.41%      16,962    4.02%       3,971    4.33%         926   6.10%      66,652    3.60%
TOTAL CAPITAL                         0     .00%           0     .00%           0     .00%       8,940    .00%       8,940     .00%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
TOTAL LIAB. & CAP.               43,691    3.41%      16,962    4.02%       3,971    4.33%       9,866    .57%      75,592    3.17%
                                -------   ------     -------   ------     -------   ------     -------   -----     -------   ------
GAP FIGURES                      -5,179               -1,346                2,948                6,587                   0
CUMMULATIVE GAP                                       -6,525               -3,577                3,010
NET POSITION AS
A % OF TOTAL ASSETS              -6.85%               -8.63%               -4.73%                3.98%
RSA AS A % OF RSL                88.15%               89.24%               94.46%              104.04%


CAPITAL RESOURCES

     The adequacy of the Corporation's capital is reviewed regularly to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders' equity increased $608,000 or 7.10% to $9,176,000 at September 30, 1996, which represents 12.13%
of total assets. This figure does not include the $15,000, net of tax in net unrealized loss on available for sale securities. At December 31, 1995, the ratio of shareholder's equity to total assets was 11.01%. The "risk-based" capital to asset ratio, as established by the regulatory authorities was 19.35% as of September 30, 1996 compared to 18.01% at December 31, 1995 as shown below.

                         Actual           Required          Excess
                        -----------      -----------      -----------
                        Amount    %      Amount    %      Amount    %
                        -----------      -----------      -----------
Risked-Based Capital
September 30, 1996   $9,242,000  19.35  $3,821,000  8.00  $5,241,000 11.35

     Management does not feel that future rate changes will have a material impact on our capital adequacy. Management feels that capital and shareholders' equity is and will remain adequate for 1996.

FEDERAL INCOME TAXES

     The provision for Federal income taxes for the six month periods ended September 30, 1996 and 1995 totaled $339,000 and $334,000 respectively. This increase in taxes is primarily reflective of the increased taxable earnings over these periods.

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

                                   PART II

Item 1. Legal Proceedings

     There are no material pending legal proceedings to which the Registrant or its subsidiaries, is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended September 30, 1996.

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

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     1. Exhibits required by Item 601 of Regulation S-K

        See Index to Exhibits on page 12.

     2. Reports on Form 8-K.

        No reports on Form 8-K were filed for the three months ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        CAPITAL DIRECTIONS, INC.


    Date November 02, 1996    By:    /s/ Timothy Gaylord
         -----------------    ----------------------------------
                                   Timothy Gaylord
                                   President




    Date November 02, 1996    By:    /s/ Robert G. Kennedy
         -----------------    ----------------------------------
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

19 Previous Unfiled Documents - Not applicable

20 Report Furnished to Security Holders - Not applicable

23 Published Report Regarding Matters Submitted to Vote of
   Security Holders - Not applicable

24 Consents of Experts and Counsel - Not applicable

25 Power of Attorney - Not applicable

27 Financial Data Schedule - filed herewith

28 Additional Exhibits - Not applicable