Form 10-K405
period 1996-12-31
CAPITAL DIRECTIONS INC
filed 1997-03-31
CIK 830157

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
            of The Securities Exchange Act of 1934(Fee Required)

 For the fiscal year ended December 31, 1996   Commission file number 33-20417
                           -----------------                          --------

                          Capital Directions, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        MICHIGAN                                     38-2781737
-------------------------------        ---------------------------------------
(State of other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

322 South Jefferson St., Mason, Michigan                            48854-0130
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (517) 676-0500
                                                                --------------

Securities registered pursuant to Section 12(b) of the act:           None
                                                                --------------

Securities registered pursuant to Section 12(g) of the act:           None
                                                                --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The registrant estimates that as of March 20, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,318,070. This is based on a market price of $43.50 per share for the Registrant's stock.

As of March 20, 1997, the registrant had outstanding 297,428 shares of common stock having a par value of $5 per share.


                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the Year Ended December 31, 1996 (Form 10-K,
Part I, Part II, Part III, and Part IV)

Proxy Statement for the Annual Meeting of Shareholders to be held
 April 24, 1997 (Form 10-K, Part III)

                                     PART_I
Item 1. Business

     Capital Directions, Inc. (the "Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on August 11, 1987 and formed for the purpose of enabling Mason State Bank (the "Bank") to form a one-bank holding company and engage in any other related activity allowed. Mason State Bank was consolidated with Mason Bank on July 22, 1988, thereby causing Mason State Bank to become a wholly-owned subsidiary of the Registrant.
     Mason State Bank purchased Lakeside Insurance Services, Inc. in 1994 to take advantage of the expanded insurance powers granted to Banks in 1994. Lakeside is licensed in Michigan to sell life insurance and variable annuity contracts.
     Monex Financial Services, Inc., commenced operations in October 1988 as a wholly-owned subsidiary of the Registrant. Monex Financial Services, Inc. is a Michigan corporation which was capitalized with 50,000 shares of $1.00 par value common stock.
     Regulatory approval to engage in providing tax planning and preparation services, consumer counseling services, and investment broker-dealer services was granted in 1992. The Registrant offered these services under non-banking de novo subsidiaries of Monex Financial Services, Inc. The sale of the products through these subsidiaries ceased in 1996 and their operations closed down.
     The Registrant has no substantial assets except the investment in Mason State Bank. The Registrant and its primary subsidiary, Mason State Bank, operate in the banking industry, which accounts for substantially all of their assets, revenues and operating income. Further discussion of the operations of the Registrant and its subsidiaries is discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in The 1996 Annual Report to the Shareholders, incorporated herein by reference. The Registrant's primary competition is substantially the same as Mason State Bank's as discussed below.
     The Bank was organized in 1886 under the laws of Michigan and is subject to the Michigan Banking Code of 1969. It is insured by the Bank Insurance Fund through the Federal Deposit Insurance Corporation. The Bank is regulated by the Michigan Financial Institutions Bureau and the Federal Deposit Insurance Corporation. The Registrant is regulated by the Federal Reserve Board. The Bank's principal office is located at 322 South Jefferson Street, Mason, Michigan. It also operates a branch at 661 North Cedar Street, Mason, Michigan. The Registrant is also supervised and regulated by The Federal Reserve Board.
     Banking services are provided to individuals, businesses, local, state and federal governmental units and institutional customers located in Mason and the surrounding areas. Services include demand deposits, savings and time deposits, collections, cash management, night depositories and personal, installment, commercial and real estate loans. The Bank offers a credit card program affiliated with the Visa and MasterCharge Inter-Bank charge card system.
     The Bank maintains a correspondent relationship with several of the major banks in the Detroit area and elsewhere, in order to provide for the clearance of checks, the transfer of funds, the periodic purchase and sale of Federal funds, and participation in large loans which would be beyond the Bank's legal lending limit if made by the Bank alone.
     The Bank has full and part-time employees (38 full-time equivalents) and owns its main office and bank premises. The Bank operates primarily within Ingham County. Competing with the Bank in Ingham County are several other commercial banks and financial institutions, some of which have significantly greater total resources than the Bank.

ITEM 1.  BUSINESS-STATISTICAL DISCLOSURE
I. (A) DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; (B) INTEREST RATES AND INTEREST DIFFERENTIAL
     The following table sets forth average balances for major categories of interest earning assets and interest bearing liabilities, the interest earned (on a fully taxable equivalent basis) or paid on such amounts, and average interest rates earned or paid thereon.



                                        1996                                    1995
                               ----------------------------          -----------------------------
                               Average              Yield/           Average               Yield/
                               Balance   Interest   Rate             Balance   Interest    Rate
                               -------   --------   -------          -------   --------    ------
ASSETS                                              (Dollars in Thousands)
Loans,
 including fees(1) ......      $49,507   $ 4,455     9.00%           $51,111   $ 4,683     9.16%
Taxable investment
 securities..............       14,262       939     6.58             11,331       702     6.20
Non-taxable investment
 securities(2)...........        5,105       394     7.72              5,329       388     7.28
Federal funds sold.......        2,154       115     5.34              1,692        99     5.85
                               -------   -------                     -------   -------
Total Interest
 Earning Assets..........       71,028     5,903     8.31             69,463     5,872     8.45
                               -------   -------                     -------   -------
Cash and due
 from banks..............        2,786                                 2,754
Other assets, net........        2,298                                 2,783
                               -------                               -------
 Total Non-interest
  Earning Assets.........        5,084                                 5,537
                               -------                               -------
   Total Assets..........      $76,112                               $75,000
                               =======                               =======

LIABILITIES
Interest bearing
 demand deposits.........      $10,328       220     2.13            $11,084       260     2.35
Savings deposits.........       17,093       489     2.86             16,573       492     2.97
Time deposits under
 $100,000................       21,378     1,225     5.73             22,542     1,276     5.66
Time deposits of
 $100,000 or more........        6,686       380     5.68              6,210       365     5.88
Other borrowings.........        2,093       129     6.16                817        48     5.88
                               -------     -----                     -------     -----
 Total Interest
  Bearing Liabilities....       57,578     2,443     4.24             57,226     2,441     4.27
                               -------     -----                     -------     -----

Demand deposits..........        8,515                                 8,473
Other Liabilities........        1,054                                 1,042
Shareholders' equity.....        8,965                                 8,259
                               -------                               -------
 Total Non-interest
  Bearing Liabilities
  and Equity.............       18,534                                17,774
                               -------                               -------
 Total liabilities
  and Equity.............      $76,112                               $75,000
                               =======                               =======
Net Interest Income......                 $3,460                                $3,431
Net Yield on Interest                     ======                                ======
 Earning Assets(2).......                            4.87%                                 4.94%


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL (Continued)

     (1) Average balances for loans include non-accrual loans. The inclusion of non-accrual loans and fees does not have a material effect on either the average balance or the average interest rate.

     (2) Interest on non-taxable investment securities is reflected on a fully tax equivalent basis using an effective tax rate of 34% for 1996 and 1995.

I.(C)    INTEREST RATES AND DIFFERENTIAL
     The following table summarizes the changes in interest income (on a fully taxable equivalent basis) and interest expense resulting from changes in volume and changes in rates:

                                                1996 Over 1995                      1995   Over  1994
                                          -------------------------------      --------------------------
                                          Volume(1)    Rate(1)      Total      Volume(1)   Rate(1)  Total
                                          ---------    -------      -----      ---------   -------  -----
                                                                    (In Thousands)
Interest Income
 Loans..........................          $ (145)     $ (83)       $(228)       $  212     $ 264    $ 476
 Taxable investment
  securities....................             191         46          237           (71)       97       26
 Non-taxable investment
  securities(2).................             (17)        23            6           (76)      (30)    (106)
 Federal funds sold.............              25         (9)          16            27        19       46
                                          ------      -----        -----        ------     -----    -----
   Total Interest
    Income......................              54        (23)          31            92       350      442
                                          ------      -----        -----        ------     -----    -----


Interest Expense
 Interest bearing
  demand deposits...............             (17)       (23)         (40)           18        35       53
 Savings deposits...............              15        (18)          (3)          (57)       34      (23)
 Time deposits under $100,000...             (67)        16          (51)         (110)      174       64
 Time deposits of
  $100,000 or more..............              27        (12)          15           103        86      189
 Other borrowings...............              79          2           81            21         2       23
                                          ------      -----        -----        ------     -----    -----
   Total Interest
    Expense.....................              37        (35)           2           (25)      331      306
                                          ------      -----        -----        ------     -----    -----

Net Interest Income.............          $   17      $  12        $  29        $  117     $  19    $ 136


(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Interest on tax-exempt investment securities is based on a fully taxable equivalent basis.

II.     INVESTMENT PORTFOLIO

(A) A table of carrying values of the investment portfolio as of December 31, 1996 and 1995 is set forth in Note 3 on pages 18 and 19 of the 1996 Annual Report to Shareholders. Such information is incorporated herein by reference.


(B) The following table shows the relative maturities and weighted yields of investment securities at December 31, 1996: (dollars in thousands)


                                           Held-to-Maturity

                                         1 Year            1 Year -              5 Years -           After
                                        or less            5 Years              10 Years           10 Years
                                    ---------------     --------------      -----------------   -----------------
                                    Amount    Yield     Amount   Yield      Amount      Yield   Amount      Yield
                                    ------    -----     ------   -----      ------      -----   ------      -----
U.S. Government
 Agencies.........(2)              $  418     7.35%    $  795    6.40%     $ 1,460      6.83%   $ 824       8.70%

States and
 Political
 Subdivisions
  Non-taxable.....(1)               1,121     6.72      2,235    7.89        2,068      8.72    $  58       8.22
                  (2)
Collateralized
 Mortgage
 Obligations......(2)                                                                              54       6.24
                                   ------              ------              -------              -----

  Total...........                 $1,539     6.89%    $3,030    7.50%     $ 3,528      7.94%   $ 936       8.53%
                                   ======              ======              =======              =====

                                                        Available-for-Sale

                                      1 Year             1 Year -              5 Years -          After
                                      or less            5 Years              10 Years           10 Years
                                  ----------------     ----------------    --------------     --------------
                                  Amount     Yield     Amount     Yield    Amount   Yield     Amount   Yield
                                  ------     -----     ------     -----    ------   -----     -------  -----
U.S. Government
 Agencies.............(2)        $  510      5.78%     $ 3,369     6.34%   $ 726     6.36%

Corporate
 Securities...........(2)         2,222      5.84        3,273     6.60
                                 ------                -------             -----
   Total..............           $2,732      5.83%     $ 6,642     6.47%   $ 726     6.36%
                                 ======                =======             =====

  (1) Weighted average yield adjusted to a taxable equivalent basis using a federal income tax rate of 34 percent.

  (2) Mortgage Backed Securities, Collateralized Mortgage Obligations, and Corporate Securities, as reflected in the above schedules, consider anticipated pre-payments and calls.

(C) The Registrant held no investment securities of a single issuer, except U.S. Government and Agency Securities, in an amount greater than ten percent of shareholders' equity as of December 31, 1996.

III.    LOAN PORTFOLIO


(A) A table of loans outstanding as of December 31, 1996 and 1995 is set forth in Note 4 on page 19 of the 1996 Annual Report to Shareholders. Such information is incorporated herein by reference.

      The loan portfolio is systematically reviewed and the results reported to the Board of Directors of the Registrant. The purpose of these reviews is to assist in assuring proper loan documentation, to provide for the early identification of potential problem loans and to help ensure the adequacy of the allowance for loan losses.

(B) The following table sets forth the remaining maturity of total loans outstanding (excluding real estate mortgages, installment and lease financing) at December 31, 1996, according to scheduled repayments of principal (in thousands) and considering the banks "rollover policy." (1)

                                     1 Year      1 Year-      After
                                     or less     5 Years     5 Years    Total
                                     -------     -------     -------   -------
Commercial and Agricultural....      $ 1,423     $ 1,450     $ 1,139   $ 4,012
Real estate-construction.......          441                               441
                                     -------     -------     -------   -------
  Total........................      $ 1,864     $ 1,450     $ 1,139   $ 4,453
                                     =======     =======     =======   =======

     The following table sets forth commercial and agricultural and real-estate construction loans due after one year which have predetermined interest rates and/or adjustable interest rates at December 31, 1996. (in thousands)

                                               Fixed     Adjustable
                                                Rate        Rate        Total
                                               ------    ----------     -----
     Due after one but within five years.     $  435      $ 1,015      $ 1,450
     Due after five years................      1,139          --         1,139
                                              ------      -------      -------
       Total.............................     $1,574      $ 1,015      $ 2,589
                                              ======      =======      =======

 (1) The "rollover policy" is to generally write the terms of these loans for a shorter time than the expected payments. The purpose of this is to re-evaluate the term and credit of the respective borrower. We estimate that this happens on approximately 80% of these borrowings and is reflected as such in the schedule.

(C)(1) Nonaccrual, Past Due, Impaired and Restructured Loans

            A table and discussion of nonaccrual, past due, impaired and restructured loans for the years ended December 31, 1996 and 1995 is in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9 under Provision and Allowance for Loan Losses, Note 1 under "Loans" and "Allowance for Loan Losses" on pages 16 and 17 and in Note 5 on page 20 in the 1996 Annual Report to Shareholders. Such information is incorporated herein by reference. Gross interest income that would have been recorded in 1996 if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination was $3,756. No income was included in interest income on these in 1996.

    2) There are no material loans that are current as to which management has serious doubts as to the ability of the borrower to comply with the loan repayment terms, or which are expected to need adjustments in their repayment terms, or which are believed to require additional provisions for loan losses.

   (3) There were no foreign outstandings as of December 31, 1996 and 1995.

   (4) There were no concentrations of loans exceeding 10% of total loans which have not been already disclosed as a category at December 31, 1996.


(D)
            As of December 31, 1996, there were no other interest- bearing assets that would be required to be disclosed under Item III, Parts
       (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

ITEM 1 BUSINESS
IV.    SUMMARY OF LOAN LOSS EXPERIENCE

(A) The following table sets forth loan allowance balances and summarizes the changes in the allowance for loan losses for each of the two years ended December 31: (dollars in thousands)


                                          1996             1995
                                        ----------      ----------
    Balance, beginning of period.....   $     995       $     792

    Loans charged off
     Commercial and Agricultural.....           -               5
     Real estate-construction........           -               -
     Real estate-mortgages...........           -               -
     Lease financing.................           -               -
     Installment and Others..........          68              35
                                        ---------       ---------
      Total..........................          68              40
                                        ---------       ---------

    Recoveries of loans charged off
     Commercial and Agricultural.....          28               4
     Real estate-construction........           -               -
     Real estate-mortgages...........           -               -
     Lease financing.................           -               -
     Installment and Others..........          65              46
                                        ---------       ---------
      Total..........................          93              50
                                        ---------       ---------

    Net Charge Offs (Recoveries).....         (25)            (10)

    Additions charged to operations             -             193
                                        ---------       ---------
    Balance at end of period.........   $   1,020       $     995
                                        =========       =========

    Average gross loans outstanding     $  49,507       $  51,111
                                        =========       =========

    Percent of net charge offs (re-
     coveries) during the period to
     average gross loans outstanding        (0.05)%         (0.02)%
                                            =====           =====


     Further discussion of the provision and allowance for loan losses as well as non-performing and impaired loans is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9, Note 1 on pages 16 and 17 and Note 5 on page 20 in The 1996 Annual Report to Shareholders, incorporated herein by reference.

ITEM 1 BUSINESS
IV.    SUMMARY OF LOAN LOSS EXPERIENCE (Continued)
(B) The following table presents an allocation of the allowance for loan losses to the various loan categories at December 31: (dollars in thousands)

                                        1996                     1995
                                ----------------------    --------------------
                                               % of                     % of
                                Allowance    Loans to     Allowance   Loans to
                                 Amount    Total Loans     Amount   Total Loans
                                ---------  -----------    --------- -----------
Commercial and Agricultural      $    55         7.75%    $    63        11.81%
Real estate-construction...            -          .85           -         3.39
Real estate-mortgages......            3        84.18           5        72.96
Installment and Others.....            8         7.22          82        11.84
Unallocated................          954                      845
                                 -------       ------     -------       ------
 Total.....................      $ 1,020       100.00%    $   995       100.00%
                                 =======       ======     =======       ======

     All the allowance allocations above were deemed by management to be amounts reasonably necessary to provide for the possibility of future losses being incurred in the various loan categories.

V.     DEPOSITS

   The following table sets forth average deposit balances and the weighted average rate paid for each of the two years ended December 31: (dollars in thousands)

                                            1996                  1995
                                        ---------------       --------------
                                            Average              Average
  Non Interest-Bearing                  Balance    Rate       Balance   Rate
Demand Deposits..................      $   8,515              $  8,473
Interest-bearing demand deposits.         10,328   2.13%        11,084  2.35%
Savings deposits.................         17,095   2.86         16,573  2.97
Time deposits under $100,000.....         21,378   5.73         22,542  5.66
Time deposits of $100,000 or more          6,686   5.68          6,210  5.88
                                       ---------              --------
  Total..........................      $  64,002   3.62%      $ 64,882  3.69%
                                       =========              ========

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 1996.
(in thousands)
      Three months or less..............  $  6,300
      Over three through six months.....     1,776
      Over six months through one year..
      Over one year.....................     1,142
                                          --------
       Total............................  $  9,218
                                          ========

ITEM 1 BUSINESS
VI     RETURN ON EQUITY AND ASSETS

     The following table presents the ratios indicated for the years ended December 31:

                                                         1996     1995
                                                        ------   ------
Net income to average total assets...................    1.49%    1.40%
Net income to average shareholders' equity...........    12.67   12.71
Cash dividend payout ratio...........................    29.84   29.46
Average shareholders' equity to average total assets.    11.78   11.01

VII    SHORT TERM BORROWINGS - Not applicable

ITEM 2 PROPERTIES

     The Bank owns the land on which the Bank's main office is located; the land measures 85' by 170' and bears the municipal address of 322 South Jefferson Street, Mason, Michigan. The permanent building, also owned by Mason State Bank has approximately 6,800 square feet, including banking facilities, storage and personnel lounge areas. This brick structure was built in the mid 1800's and has gone through several remodelings the last one being in 1986 and is in good general condition. Part of the property is occupied by a parking area with spaces to accommodate 20 vehicles; part is occupied by two drive-in banking stations.
     The Bank also owns the land used as a Branch Office; the land measures 368' by 297' and bears the municipal address of 661 North Cedar Street, Mason, Michigan. The permanent building, built in the 1960's, also owned by Mason State Bank measures approximately 2,400 square feet, including banking facilities, storage and personnel lounge areas. This building is also in good condition. Part of the property is occupied by a parking area with spaces to accommodate 24 vehicles; part is occupied by 4 drive-in banking stations.
     The Registrant and its other wholly owned subsidiary, Monex Financial Services Inc., operates its business at the same address as Mason State Banks' main office. As of March 20, 1997, the Registrant owned no properties.
     There are no liens or mortgages on the above mentioned properties.


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

     The following sets forth certain information with respect to the Registrant's executive Officers and Directors as of December 31, 1996.


                              Position with         First elected as an
Name(Age)                       Registrant       officer of the registrant
---------                     -------------      -------------------------

Douglas W. Dancer (56)         Chairman                 1994

Gerald Ambrose (47)            Vice Chairman            1994

Timothy P. Gaylord (42)        President and            1995
                                  C.E.O.

Terry Shultis (60)             Senior Management
                                 Advisor                1988

George A. Sullivan (64)        Secretary                1988

Robert G. Kennedy (50)         Treasurer                1988


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

     Mr. Shultis is a Director of the registrant and Senior Management Advisor of the registrant, Mason State Bank and Monex Financial Services, Inc.

     Mr. Gaylord is a Director of the registrant, President and Chief Executive Officer of Mason State Bank.

     Mr. Sullivan is a Director of the registrant, Secretary of the Board of Directors of Mason State Bank and a Director of Monex Financial Services, Inc.

     Mr. Kennedy is the Controller-Cashier of Mason State Bank and an Officer of Monex Financial Services, Inc.

                                   PART II

     The information called for by the items within this part is included in the Capital Directions, Inc. Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference, as follows:

                                                            Pages in 1996
                                                            Annual Report

Item  5. Market for Registrant's Common Stock
         and Related Stockholder Matters..............             7

Item  6. Selected Financial Data......................             6

Item  7. Management's Discussion and Analysis of
         Financial Condition and Results of Operations        7 - 11

Item  8. Financial Statements and Supplementary Data..       12 - 25

Item  9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.......          None



                                   PART III

     The information called for by the items within this part is included in the Capital Directions, Inc. 1996 Proxy Statement, dated April 01, 1997, and is incorporated herein by reference, as follows:


                                                             Pages in 1996
                                                            Proxy Statement

Item 10. Directors and Executive Officers of
         the Registrant...............................          3 - 4
         (In addition, reference is made to additional item under Part I of this Form 10-K report on page 10.)

Item 11. Executive Compensation.......................          4 - 6

Item 12. Security Ownership of Certain Beneficial
         Owners and Management........................          2 - 3

Item 13. Certain Relationships
         and Related Transactions.....................          6 - 7

            The information appearing in the Corporation's Proxy
         Statement and in Note 4 on page 20 of the Notes to Consolidated Financial Statements of the 1996 Annual Report to Shareholders is incorporated herein by reference in response to this item.

                                   PART IV

ITEM 14 EXHIBITS,FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:
    1. The following consolidated financial statements of Capital Directions, Inc. included in the 1996 Annual Report to Shareholders for the year ended December 31, 1996, are incorporated herein by reference in item 8:

                                                                Pages in 1996
                                                                Annual Report

       Consolidated balance sheets -
        December 31, 1996 and 1995.........................          12
       Consolidated statements of income for the years
        ended December 31, 1996, 1995, and 1994............          13
       Consolidated statements of cash flows for the
        years ended December 31, 1996, 1995, and 1994......          14
       Consolidated statements of changes in shareholders'
        equity for the years ended December 31, 1996,
        1995 and 1994......................................          15
       Notes to consolidated financial statements..........     16 - 25
       Report of Independent Auditors......................          26

    2. Financial Statement Schedules

       Not applicable

    3. Exhibits

       (3a) Articles of Incorporation and (3b) Bylaws (previously filed as Exhibits included in Capital Directions, Inc.'s Registration Statement Amendment No. 1 to Form S-4, No. 33-20417, Dated March 17, 1988).

       (10) Material Contracts
            (a) Incentive Compensation Plans (previously filed as Exhibits included in Capital Directions, Inc.'s 1988 10-K report dated March 29, 1989 and the 1993 10-K report dated March 29, 1994).
            (b) Directors Deferred Compensation Plan (previously filed as
                Exhibits included in Capital Directions, Inc.'s 1988 10-K report dated March 29, 1989). (c) Supplementary Executive Retirement Plan (previously filed as Exhibits included in Capital Directions, Inc.'s 1988 10-K report dated
                March 29, 1989).

       (13) Annual Report to Shareholders for the year ended December 31, 1996 (filed herewith).

       (22) Subsidiaries of registrant (previously filed as Exhibits included in Capital Directions, Inc.'s 1988 10-K report dated March 29, 1989).

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the year covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1997.

CAPITAL DIRECTIONS, INC.


  /s/ Timothy P. Gaylord        Timothy P. Gaylord
------------------------------- (President and Chief Executive Officer)


  /s/ Robert G. Kennedy         Robert G. Kennedy
------------------------------- (Treasurer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities indicated on March 20, 1997.

  /s/ Doug Dancer               Doug Dancer
------------------------------- Chairman of Board of Directors


------------------------------- Gerald Ambrose
                                Vice Chairman of Board of Directors

  /s/ George Sullivan           George Sullivan
------------------------------- Secretary of Board of Directors

  /s/ Timothy P. Gaylord        Timothy P. Gaylord
------------------------------- President and Chief Executive Officer


------------------------------- Terry Shultis
                                Senior Management Advisor

  /s/ Marvin Oesterle           Marvin Oesterle
------------------------------- Director

 /s/ Paula Johnson              Paula Johnson
------------------------------- Director

                              INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

 3(A) Articles of Incorporation of the Registrant as currently in effect and any amendments thereto (Incorporated herein by reference to exhibit 3(A) of the Registrants' form S-4 Registration Statement dated
      March 17, 1988 No. 33-20417).

 3(B) Bylaws of the Registrant as currently in effect and any amendments thereto (Incorporated herein by reference to exhibit 3(B) of the Registrants' form S-4 Registration statement dated March 17, 1988 No. 33-20417).

10(A) Incentive Compensation Plans (Incorporated herein by reference to exhibit
      10(A) to Registrants' Report on Form 10-K for the year ended
      December 31, 1988 and December 31, 1993 [1988 and 1993 10-K Report]).

10(B) Directors Deferred Compensation Plan (Incorporated herein by reference to exhibit 10(B) to Registrants' Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

10(C) Supplementary Executive Retirement Plan (Incorporated herein by reference to exhibit 10(C) to Registrants' Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

13    Annual Report to Shareholders for the year ended December 31, 1996
      (filed herewith).                                              15 - 46


22 List of Subsidiaries (Incorporated herein by reference to exhibit 22 to Registrants' Report on Form 10 K for the year ended December 31, 1988 [1988 10-K Report]).

27    Financial Data Schedule for EDGAR filer