Form 10-Q
period 1997-03-31
CAPITAL DIRECTIONS INC
filed 1997-05-14
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

 For the quarter period ended March 31, 1997 Commission file number 33-20417

                          Capital Directions, Inc.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        MICHIGAN                                        38-2781737
---------------------------------     -----------------------------------------
(State of other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

322 South Jefferson St., Mason, Michigan                            48854-0130
-----------------------------------------                          ------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (517) 676-0500
                                                                --------------
                                    None
              --------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X      No
                                            ----       ----
As of April 28, 1997, the registrant had outstanding 297,428 shares of common stock having a par value of $5 per share.

                            CAPITAL DIRECTIONS, INC.
                               INDEX TO FORM 10-Q


                                                            Page
                                                           Number

PART I - FINANCIAL INFORMATION

  Item 1. Consolidated Balance Sheet
          March 31, 1997 and December 31, 1996............... 1

          Consolidated Statement of Income for
          Three month periods ended
          March 31, 1997 and 1996............................ 2

          Consolidated Statement of Cash Flows
          for Three month periods ended
          March 31, 1997 and 1996............................ 3

          Changes in Shareholders' Equity for
          Three months ended March 31, 1997.................. 4

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

 Item 5.   Other Information................................. 10

 Item 6.   Exhibits and Reports on Form 8-K.................. 10

 Item 7.   Signatures........................................ 11

           Index to Exhibits................................. 12

                                     PART I

                            CAPITAL DIRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                 (in thousands)



                                                                        MARCH 31,            DEC. 31,
                                                                          1997                 1996
                                                                       (UNAUDITED)         (UNAUDITED)
                                                                      ---------------------------------
Assets
    Cash and non interest bearing deposits........................    $ 2,855            $  2,538
    Interest bearing deposits.....................................          0                 139
    Federal funds sold............................................        850               2,800
                                                                      -------            --------
                        Total cash and cash equivalents                 3,705               5,477
  Securities available for sale...................................      9,499              10,100
  Securities held to maturity (fair value of $9,867 as
   of March 31, 1997 and $9,230 as of December 31, 1996)
    U.S. Government and agencies..................................      3,414               3,551
    State and municipal...........................................      5,360               5,482
  Federal Home Loan Bank Stock....................................        364                 364
                                                                      -------            --------
                                                  Total securities     18,637              19,497
  Loans
    Commercial and agricultural...................................      3,709               4,453
    Installment...................................................      3,302               3,739
    Real estate mortgage..........................................     44,507              43,600
                                                                      -------            --------
                                                       Total loans     51,518              51,792
    Allowance for loan losses.....................................     -1,032              -1,020
                                                                      -------            --------
                                                         Net loans     50,486              50,772
  Premises and equipment, net.....................................        544                 567
  Accrued income and other assets.................................      2,760               2,607
                                                                      -------             -------
                                                      Total assets    $76,132             $78,920
                                                                      =======             =======

Liabilities and shareholders' equity
  Liabilities
   Deposits
     Non interest bearing........................................     $ 8,417             $10,356
     Interest bearing............................................      54,041              56,153
                                                                      -------             -------
                                                   Total deposits      62,458              66,509

   Long-term Federal Home Loan Bank borrowings...................       2,827               1,913
   Accrued expense and other liabilities.........................       1,255               1,101
                                                                      -------             -------
                                                Total liabilities      66,540              69,523

Shareholders' equity
     Common stock:  $5 par value, 1,300,000 shares
       authorized; 297,428 shares outstanding....................       1,487               1,487
     Additional paid in capital..................................       2,559               2,559
     Retained earnings...........................................       5,517               5,319
     Net unrealized gains/(losses) on securities
     available for sale, net of tax of $17 in 1996
     and $15 in 1997.............................................          29                  32
                                                                      -------             -------
                                       Total shareholders' equity       9,592               9,397
                                                                      -------             -------
                       Total liabilities and shareholders' equity     $76,132             $78,920
                                                                      =======             =======

See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.

                        Consolidated Statement of Income
                      (in thousands except per share data)



                                                                        Three Months Ended
                                                                              March 31,
                                                                          1997        1996
                                                                             (UNAUDITED)
                                                                      --------------------------
Interest and dividend income
 Loans, including fees.............................................   $  1,158        $  1,112
 Federal funds sold................................................          9              67
 Securities:
    Taxable........................................................        227             178
    Tax exempt.....................................................         63              68
 Other interest income.............................................          2               0
 Dividends on Federal Home Loan Bank stock.........................          7               7
                                                                      --------        --------
                                 Total interest and dividend income      1,466           1,432

Interest expense
 Deposits..........................................................        566             590
 Short-term borrowings.............................................          9               0
 Long-term Federal home Loan Bank borrowings.......................         29              31
                                                                      --------        --------
                                             Total interest expense        604             621
                                                                      --------        --------
Net interest income................................................        862             811
Provision for loan losses..........................................          0               0
                                                                      --------        --------
Net interest income after provision for loan losses                        862             811

Non interest income
 Service charges on deposits.......................................         63              67
 Monex investment commission fees..................................          0              86
 Other income......................................................         58              78
 Gain on sale of loans.............................................          7               0
 Gain on sale of securities........................................          7               0
                                                                      --------        --------
                                          Total non interest income        135             231

Non interest expense
 Salaries and employee benefits....................................        343             346
 Premises and equipment............................................         83              94
 Monex investment sales expense....................................          0              80
 Other operating expenses..........................................        161             153
                                                                      --------        --------
                                         Total non interest expense        587             673
                                                                      --------        --------
Income before income tax expense...................................        410             369
Income tax expense.................................................        115             101
                                                                      --------        --------
Net income.........................................................   $    295        $    268
                                                                      ========        ========

 Average common shares outstanding                                     297,428         297,428
 Earnings per common share                                            $    .99        $    .90
 Dividends per share of
  common stock, declared                                                   .33             .27


See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     Three Months Ended
                                                          March 31,
                                                       1997      1996
                                                          (UNAUDITED)
                                                    ---------------------
Net Cash From Operating Activities................. $    338  $    263

Cash Flows From Investing Activities
  Proceeds from maturities of securities...........      623       775
  Principal payments on securities.................      216       253
  Purchase of securities...........................        0    (2,336)
  Net change in loans..............................      286       851
  Premises and equipment expenditures..............        0        (5)
                                                    --------  --------
Net Cash From Investing Activities.................    1,125      (462)

Cash Flows From Financing Activities
  Net change in deposits...........................   (4,051)   (4,260)
  Net change in long-term borrowing................      914       262
  Dividends paid...................................      (98)      (80)
                                                    --------  --------
Net Cash From Financing Activities.................   (3,235)   (4,078)
                                                    --------  --------

Net Change in Cash and Cash Equivalents............   (1,772)   (4,277)
  Cash and cash equivalents at beginning of year...    5,477     9,775
                                                    --------  --------
  Cash and cash equivalents March 31............... $  3,705  $  5,498
                                                    ========  ========

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Year For
    Interest....................................... $    605  $    647
    Income Taxes - Federal......................... $    124  $    172






SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            CAPITAL DIRECTIONS, INC.

                           CONSOLIDATED STATEMENT OF
                        CHARGES IN SHAREHOLDERS' EQUITY
                     FOR THREE MONTHS ENDED MARCH 31, 1997
                                 (IN THOUSANDS)

Balance - January 1, 1997....................................... $9,397
 Net income through March 31....................................    295
 Net change in unrealized gain/(loss) on securities
  available for sale, net of tax of $2..........................     (2)
 Cash dividends through March ($ .33 per share).................    (98)
                                                                 ------
Balance - March 31,............................................. $9,592
                                                                 ======















 SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            CAPITAL DIRECTIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. In the opinion of management of the Registrant, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 1997 and December 31, 1996, the results of operations and cash flows for the three month period ended March 31, 1997 and 1996, and the change in shareholders' equity for the three month period ended March 31, 1997.

2. The results of the operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the 1996 Annual Report.

4. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Non-performing loans, which includes loans contractually past due ninety days or more; loans accounted for on a non-accrual basis and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower; amounted to $402,000 at March 31, 1997 and 172,000 at December 31, 1996, summarized as follows:

                                                March 31,  December 31,
     Non-performing loans                         1997        1996
     ---------------------------------------   ----------  -------------
     Non-accrual............................   $ 70,000       48,000
     90 days or more past due...............    279,000       70,000
     Renegotiated...........................     53,000       54,000
                                               --------     --------
     Total..................................   $402,000     $172,000
                                               --------     --------

   The renegotiated loans are all in compliance with the modified terms for both periods. As of March 31, 1997 in accordance with SFAS No. 114, as amended (Accounting by Creditors for Impairment of a loan), and as the registrant has defined in the 1996 annual report there were no loans considered impaired.

5. A summary of the activity in the allowance for loan losses for the three months ended March 31, follows:

                                                  1997      1996
                                                  (In Thousands)
   Balance - Beginning of period............... $1,020     $ 995
   Provision charged to operating expense......      0         0
   Loans charged-off...........................     (1)       (4)
   Recoveries..................................     13        16
                                                ------     -----
    Balance - end of period.................... $1,032     $ 826
                                                ======     =====

6. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

                ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS_OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION

     Net interest income increased 6.30% when compared to the same period in 1996. The increase is a result of growth in loan outstandings and reduced funding costs due to the growth of non interest bearing deposits. Loans grew by 5.50% when compared with the first quarter of 1996. The Bank has completed the sale of the student loan portfolio and will be offering this product through a third party. Real estate mortgage lending continues to show strong growth during this period.
     Net interest margin of 5.13% for the first three months of 1997 compares favorably to 4.86% for the same period in 1996.
     The Bank accessed long term FHLB funding first quarter to match assets of like term.
     Allowance for Loan Loss remains strong. At March 31, 1997 the allowance was equal to 2% of total loans outstanding, down slightly from 2.06% on March 31, 1996 and 1.97% on December 31, 1996.

RESULTS OF OPERATIONS

     Net income for the three month period ended March 31, 1997 was $295,000, or $.99 per share compared to earnings of $268,000, or $.90 per share for 1996's comparable period.
     The increase in margin resulted in a $51,000 increase in net interest income for the first three months of 1997 compared to the same period in 1996.
     The decrease of $96,000 in non interest income for the first three months of 1997, compared to the same period in 1996, is due primarily to the decrease in Investment commission fee income from the sales of mutual funds and annuities over last year.
     The decrease of $86,000 in non interest expenses is due primarily to the decrease in commission sales expense from the sales of mutual funds and annuities over last year.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

     The primary objective of asset/liability management is to assure adequate liquidity and net interest income by maintaining appropriate maturities and balances between interest sensitive earning assets and interest bearing liabilities. Liquidity management insures sufficient funds are maintained to meet the cash withdrawal requirements of depositors and the credit demands of borrowers.
     Sources of liquidity include: federal funds sold, investment security maturities, and pay downs. The Bank has maintained a net average balance of $115,000 in Federal Funds sold during the first quarter of 1997. The Bank is a member of the Federal Home Loan Bank system for several reasons: access to an alternate funding source, lower cost for credit services, and an alternate tool to manage interest rate risk. In March of 1997, the Bank used this source of funding to directly offset loans of like terms and conditions. Other sources of liquidity include: internally generated cash flow, repayments and maturities of loans, borrowing, and growth in core deposits. Management feels it has adequate sources for liquidity.
     At March 31, 1997 the securities available for sale were valued at $9,499,000. It is not anticipated that management will use these funds due to the optional sources available.
     Interest rate sensitivity management seeks to maximize net interest margins through periods of changing interest rates. The Bank develops strategies to assure that desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames. Strategies include the use of variable rate loan products as well as managing deposit accounts and maturities in the investment portfolio. The following chart, using recommended regulatory standards, reflects "the rate sensitive position" or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as "GAP" and its handling as "GAP Management". At March 31, 1997, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 97%.
     The chart shows the Bank's GAP position as of March 31, 1997. The Bank has a liability sensitive position within one year of $1,382,000, which indicates higher net interest income may be earned if rates lower during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control. A new program will be implemented to analyze non maturity deposits. This will refine the GAP model over the next quarter.

MASON STATE BANK GAP OR INTEREST RATE RISK EXPOSURE MEASUREMENTS AS OF 03/31/97


ASSETS SUBJECT TO INTEREST RATE
ADJUSTMENT WITHIN TIME HORIZON                    TIME HORIZONS

                          IMMEDIATE AND         > 30 DAYS
TYPE OF ASSET:            < THAN 30 DAYS        < 90 DAYS        2ND QUARTER     3RD QUARTER     4TH QUARTER      ANNUAL TOTAL
==============            =============        ===========       ===========     ===========     ===========      ============
TOTAL COM. LOANS           5,920   9.88%        32   8.78%       784   9.04%     323   9.75%     248   8.04%     7,307   9.72%
TOTAL CONSUMER LOANS         317   9.48%       400  10.42%       600  10.42%     600  10.42%     600  10.42%     2,517  10.30%
CONSUMER RUNOFF OFFSET
TOTAL REV. CREDIT          3,722  10.23%         0    .00%         0    .00%       0    .00%       0    .00%     3,722  10.23%
TOTAL MTGE. LOANS          1,300   8.24%     2,484   8.22%     3,878   8.31%   3,462   8.31%   2,917   8.13%    14,041   8.25%
MORTGAGE RUNOFF OFFSET
TOTAL OTHER MTGES.           106  13.66%       357   8.59%       119   7.23%     119   7.23%      119  7.23%       820   7.99%
RESERVE FOR LN. LOSS           0    .00%         0    .00%         0    .00%       0    .00%        0   .00%         0    .00%
                          -------------      ------------      ------------    ------------    ------------      ------------
TOTAL LOANS               11,365   9.79%     3,273   8.54%     5,381   8.63%   4,504   8.66%    3,884  8.45%     28,407  9.06%

INVESTMENTS-MUNI'S            30   5.67%       645   6.43%         0    .00%      45   7.93%      670  7.45%      1,390  6.95%
FED FUNDS                    850   5.13%         0    .00%         0    .00%       0    .00%        0   .00%        850  5.12%
CORPORATES                   500   5.14%         0    .00%         0    .00%   1,227   5.64%    1,014  5.41%      2,741  5.46%
MTG. BACKED PAYDOWNS          67   6.26%       133   6.26%       200   6.26%     200   6.26%      200  6.26%        800  6.26%
INVEST-CMO'S FLOAT            46   6.24%         0    .00%         0    .00%       0    .00%        0   .00%         46  6.24%
INVESTMENTS-ARM'S            568   7.05%         0    .00%         0    .00%       0    .00%    1,967  6.84%      2,535  6.89%
INVESTMENTS-GOVT'S           368   7.25%         0    .00%         0    .00%       0    .00%    1,033  7.56%      1,401  7.48%
                          -------------      ------------      ------------    ------------    ------------      ------------
TOTAL INVESTMENTS          2,429   5.96%       778   6.40%       200   6.26%   1,472   5.79%    4,884  6.76%      9.763  6.37%

TOTAL EARNING ASSETS      13,794   9.11%     4,051   8.13%     5,581   8.54%   5,976   7.96%    8,768  7.50%     38,170  8.37%
NON-EARNING ASSETS             0    .00%         0    .00%         0    .00%       0    .00%        0   .00%          0   .00%
                          -------------      ------------      ------------    ------------     -----------      ------------
TOTAL ASSETS              13,794   9.11%     4,051   8.13%     5,581   8.54%   5,976   7.96%    8,768  7.50%     38,170  8.37%




TYPE OF ASSET:                      1 - 3 YEARS                   3 - 5 YEARS               OVER 5 YEARS            GRAND TOTAL
==============                     =============                 =============             ==============          =============

TOTAL COM. LOANS                   3,866   8.76%                  2,243   9.01%             3,048   9.07%           16,464   9.28%
TOTAL CONSUMER LOANS               1,908  10.52%                  1,011  10.52%                 0    .00%            5,436  10.42%
CONSUMER RUNOFF OFFSET                                                                                              -2,400  10.42%
TOTAL REV. CREDIT                      0    .00%                      0    .00%                 0    .00%            3,722  10.23%
TOTAL MTGE. LOANS                  2,550   8.60%                  1,457   7.54%            13,415   7.94%           31,463   8.11%
MORTGAGE RUNOFF OFFSET                                                                                              -4,000   8.12%
TOTAL OTHER MTGES.                     0    .00%                      0    .00%                12   4.00%              832   7.94%
RESERVE FOR LN. LOSS                   0    .00%                      0    .00%                 0    .00%           -1,032    .00%
                                 --------------                 --------------            --------------           --------------
TOTAL LOANS                        8,324   9.11%                  4,711   8.88%            16,475   8.15%           50,485   8.96%

INVESTMENTS-MUNI'S                 1,180   7.58%                    685   7.64%             2,105   7.62%            5,360   7.44%
FED FUNDS                              0    .00%                      0    .00%                 0    .00%              850   5.12%
CORPORATES                         1,368   7.39%                    859   6.95%                 4    .00%            4,972   6.25%
MTG. BACKED PAYDOWNS                                                                                                     0   6.26%
INVEST-CMO'S FLOAT                     0    .00%                      0    .00%                 0    .00%               46   6.24%
INVESTMENTS-ARM'S                      0    .00%                      0    .00%                 0    .00%            2,535   6.89%
INVESTMENTS-GOVT'S                 2,265   6.30%                      0    .00%             2,014   6.76%            5,680   6.75%
                                 --------------                 --------------            --------------           --------------
TOTAL INVESTMENTS                  4,813   6.92%                  1,544   7.26%             4,123   7.19%           19,443   6.76%

TOTAL EARNING ASSETS              13,137   8.31%                  6,255   8.48%            20,598   7.96%           69,928   8.35%
NON-EARNING ASSETS                     0    .00%                      0    .00%                 0    .00%            6,141    .00%
                                 --------------                 --------------            --------------           --------------
TOTAL ASSETS                      13,137   8.31%                  6,255   8.48%            20,598   7.96%           76,069   7.67%



LIABILITIES SUBJECT TO INTEREST
RATE ADJUSTMENT WITHIN TIME HORIZON

                                IMMEDIATE AND           > 30 DAYS
TYPE OF LIABILITY:              < THAN 30 DAYS          < 90 DAYS        2ND QUARTER        3RD QUARTER       4TH QUARTER
==================              ==============        ============       ===========       =============     =============
NON-INT. BEARING DDA             429     .00%           857   .00%       1,286   .00%       1,286   .00%      1,286   .00%
NOW ACCOUNTS                     301    2.00%           584  2.00%         884  2.00%       1,326  2.00%      1,326  2.00%
NEGOTIATED NOW                     0    3.75%             0  3.75%           0   .00%           0   .00%          0   .00%
MONEY MARKET SAVINGS             985    3.38%         1,970  3.38%       1,970  3.38%         985  3.38%        985  3.38%
                               -------------         ------------       ------------       ------------      ------------
TOTAL DDA ACCOUNTS             1,714    2.29%         3,410  2.29%       4,139  2.04%       3,597  1.66%      3,597  1.66%
TOTAL SAVINGS ACCTS              419    3.22%           719  3.22%       1,084  3.22%       1,409  3.22%      1,409  3.22%
TOTAL COD                      6,190    5.33%         2,537  5.47%       3,597  5.21%       2,591  5.69%      2,983  5.58%
FED FUNDS & OTHER                  0     .00%             0   .00%           0   .00%           0   .00%        157  6.21%
                               -------------         ------------       ------------       ------------      ------------
TOTAL DEPOSITS                 8,323    4.60%         6,666  3.60%       8,821  3.48%       7,597  3.33%      8,146  3.45%
OTHER LIABILITIES                  0     .00%             0   .00%           0   .00%           0   .00%          0   .00%
                               -------------         ------------       ------------       ------------      ------------
TOTAL LIABILITIES              8,323    4.60%         6,666  3.60%       8,821  3.48%       7,597  3.33%      8,146  3.45%
TOTAL CAPITAL                      0     .00%             0   .00%           0   .00%           0   .00%          0   .00%
                               -------------         ------------       ------------       ------------      ------------
TOTAL LIAB. & CAP.             8,323    4.60%         6,666  3.60%       8,821  3.48%       7,597  3.33%      8,146  3.45%
-------------------------------------------------------------------------------------------------------------------------
GAP FIGURES                    5,471                 -2,615             -3,240             -1,621               622
CUMULATIVE GAP                 5,471                  2,856               -383             -2,004            -1,382
NET POSITION AS
A % OF TOTAL ASSETS            7.19%                  3.75%              -.50%             -2.63%            -1.82%
RSA AS A % OF RSL            165.74%                119.06%             98.39%             93.62%            96.51%









TYPE OF LIABILITY                 ANNUAL TOTAL          1 - 3 YEARS        3 - 5 YEARS         OVER 5 YEARS         GRAND TOTAL
=================                 ============          ===========      ==============        ============        ============

NON-INT. BEARING DDA             5,142    .00%          3,428   .00%         0    .00%          0    .00%          8,570   .00%
NOW ACCOUNTS                     4,421   1.95%          1,768  2.00%     2,653   2.00%          0    .00%          8,842  1.98%
NEGOTIATED NOW                       0   3.75%              0   .00%         0    .00%          0    .00%              0  3.75%
MONEY MARKET SAVINGS             6,894   3.38%          2,954  3.38%         0    .00%          0    .00%          9,848  3.38%
                                -------------          ------------     -------------       ------------         -------------
TOTAL DDA ACCOUNTS              16,457   1.95%          8,151  1.66%     2,653   2.00%          0    .00%         27,260  1.86%
TOTAL SAVINGS ACCTS.             5,040   3.22%          2,423  3.52%     2,951   3.52%          0    .00%         10,414  3.37%
TOTAL COD                       17,898   5.42%          6,304  6.16%       736   5.96%          0    .00%         24,938  5.62%
FED FUNDS & OTHER                  157   6.21%          1,271  6.56%       473   6.10%        926   6.10%          2,827  6.31%
                                -------------          ------------     -------------       ------------         -------------
TOTAL DEPOSITS                  39,552   3.70%         18,149  3.81%     6,813   3.37%        926   6.10%         65,439  3.73%
OTHER LIABILITIES                    0    .00%              0   .00%         0    .00%          0    .00%          1,255   .00%
                                -------------          ------------     -------------       ------------         -------------
TOTAL LIABILITIES               39,552   3.70%         18,149  3.81%     6,813   3.37%        926   6.10%         66,694  3.66%
TOTAL CAPITAL                        0    .00               0   .00%         0    .00%      9,375    .00%          9,375   .00%
                                -------------          ------------     -------------       ------------         -------------
TOTAL LIAB. & CAP.              39,552   3.70%         18,149  3.81%     6,813   3.37%     10,301    .55%         76,069  3.21%
------------------------------------------------------------------------------------------------------------------------------
GAP FIGURES                     -1,382                 -5,012             -558             10,297                      0
CUMULATIVE GAP                                        -6,393           -6,951               3,346
NET POSITION AS
A % OF TOTAL ASSETS             -1.82%                 -8.40%           -9.14%               4.40%
RSA AS A % OF RSL               96.51%                 88.92%           89.23%             104.47%


CAPITAL RESOURCES

     The adequacy of the Corporation's capital is reviewed regularly to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements.
     Shareholders' equity increased $198,000 or 2.11% to $9,563,000 at March 31, 1997, which represents 12.56% of total assets. This figure does not include the $29,000, net of tax in net unrealized gain on available for sale securities. At December 31, 1996, the similar ratio of shareholders' equity to total assets was 11.87%. These measurements indicate the Corporation has a strong capital.
     The "risk-based" capital to asset ratio, as established by the regulatory authorities, was 23.03% as of March 31, 1997 compared to 19.50% at December 31, 1996 as shown below:

                         Actual           Required            Excess
                       --------------   ----------------   ---------------
                       Amount      %      Amount      %      Amount    %
                       --------------   ----------------   ---------------
Risked-Based Capital
March 31, 1997        $10,106,000  23.03  $4,012,000  8.00  $6,094,000 15.03


     Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy.
     It is the opinion of Management that capital and shareholders' equity is and will remain adequate for 1997.

FEDERAL INCOME TAXES

     The provision for Federal income taxes for the three month periods ended March 31, 1997 and 1996 totaled $115,000 and $101,000 respectively. The increase in taxes is reflective of the increase in taxable income for those periods.

OTHER MATTERS

     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued by the Financial Accounting Standards Board in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The anticipated effect on the consolidated financial statements has yet to be determined.
     The Corporation has not had significant dilution from stock options, the new calculation methods will not affect future basic earnings per share and diluted earnings per share.

                                    PART II

Item 1. Legal Proceedings

     There are no material pending legal proceedings to which the Registrant or its subsidiaries, is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended March 31, 1997.

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

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     1. Exhibits required by Item 601 of Regulation S-K

        See Index to Exhibits on page 12.

     2. Reports on Form 8-K.

        No reports on Form 8-K were filed for the three months ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CAPITAL DIRECTIONS, INC.


     Date April 30, 1997         By: /s/ Timothy Gaylord
                                    -----------------------------
                                     Timothy Gaylord
                                     President




     Date April 30, 1997         By: /s/ Robert G. Kennedy
                                    -----------------------------
                                     Robert G. Kennedy
                                     Treasurer

                               INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

  2 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
    Consolidation Agreement included in Amendment No. 1 to Form S-4 Registration Statement No. 33-20417


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

 19 Previous Unfiled Documents - Not applicable

 20 Report Furnished to Security Holders - Not applicable

 23 Published Report Regarding Matters Submitted to Vote of Security Holders -
    Not applicable

 24 Consents of Experts and Counsel - Not applicable

 25 Power of Attorney - Not applicable

 27 Financial Data Schedule (filed herewith)

 28 Additional Exhibits - Not applicable