Form 10-Q
period 1997-06-30
CAPITAL DIRECTIONS INC
filed 1997-08-12
CIK 830157

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of The Securities Exchange Act of 1934

 For the quarter period ended   June 30, 1997  Commission file number 33-20417
                              ----------------                        --------

                            Capital Directions, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           MICHIGAN                                    38-2781737
-------------------------------        ---------------------------------------
(State of other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

322 South Jefferson St., Mason, Michigan                            48854-0130
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (517) 676-0500
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

As of July 28, 1997, the registrant had outstanding 297,428 shares of common stock having a par value of $5 per share.

                          CAPITAL DIRECTIONS, INC.
                             INDEX TO FORM 10-Q

                                                             Page
                                                            Number
                                                            ------
PART I - FINANCIAL INFORMATION

  Item 1. Consolidated Balance Sheet
          June 30, 1997 and December 31, 1996................ 1

          Consolidated Statement of Income for
          three and six month periods ended
          June 30, 1997 and 1996............................. 2

          Consolidated Statement of Cash Flows
          for six month periods ended
          June 30, 1997 and 1996............................. 3

          Changes in Shareholders' Equity for
          six months ended June 30, 1997..................... 4

          Notes to interim Consolidated Financial Statements. 5


  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations..... 6-9


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

 Item 5.   Other information................................. 10

 Item 6.   Exhibits and reports on Form 8-K.................. 10

 Item 7.   Signatures........................................ 11

           INDEX TO EXHIBITS................................. 12

                           CAPITAL DIRECTIONS, INC.
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                (IN THOUSANDS)

                                                         JUNE 30,     DEC. 31,
                                                           1997         1996
                                                        (UNAUDITED)  (UNAUDITED)
                                                        ------------------------
Assets
      Cash and non interest bearing deposits............  $ 3,109      $ 2,538
      Interest bearing deposits.........................        0          139
      Federal funds sold................................    4,250        2,800

                                                          -------      -------
                         Total cash and cash equivalents    7,359        5,477
  Securities available for sale.........................    8,916       10,100
  Securities held to maturity (fair value of $8,317 as
    of June 30, 1997 and $9,230 as of December 31, 1996)
      U.S. Government and agencies......................    3,285        3,551
      State and municipal...............................    4,863        5,482
  Federal Home Loan Bank Stock..........................      364          364

                                                          -------      -------
                                        Total securities   17,428       19,497
  Loans, net of unearned income:
      Commercial and agricultural.......................    3,644        4,453
      Installment.......................................    3,553        3,739
      Real estate mortgage..............................   46,811       43,600

                                                          -------      -------
                                             Total loans   54,008       51,792
      Allowance for loan losses.........................   -1,037       -1,020

                                                          -------      -------
                                               Net loans   52,971       50,772
  Premises and equipment, net...........................      598          567
  Accrued interest receivable and other assets..........    2,656        2,607

                                                          -------      -------
                                            Total Assets  $81,012      $78,920
                                                          =======      =======

Liabilities and shareholders' equity
 Liabilities
  Deposits
      Non interest bearing..............................  $ 8,881      $10,356
      Interest bearing..................................   57,358       56,153

                                                          -------      -------
                                          Total deposits   66,239       66,509

  Long-term Federal Home Loan Bank borrowings...........    3,824        1,913
  Accrued interest payable and other liabilities........    1,172        1,101

                                                          -------      -------
                                       Total liabilities   71,235       69,523
Shareholders' equity
      Common stock: $5 par value, 1,300,000 shares
        authorized: 297,428 shares outstanding..........    1,487        1,487
      Additional paid in capital........................    2,559        2,559
      Retained earnings.................................    5,715        5,319
      Net unrealized gains/(losses) on securities
      available for sale, net of tax of $17 in 1996
      and $8 in 1997....................................       16           32

                                                          -------      -------
                              Total shareholders' equity    9,777        9,397

                                                          -------      -------
              Total liabilities and shareholders' equity  $81,012      $78,920
                                                          =======      =======


See accompanying notes to consolidated financial statements.

                            CAPTIAL DIRECTNS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     -----------------------------------
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                         1997       1996       1997      1996
                                                           (UNAUDITED)           (UNAUDITED)
                                                         ----------------     ----------------
Interest and dividend income:
  Loans, including fees...............................   $1,183    $1,106     $2,341    $2,218
  Federal funds sold..................................
  Securities:
     Taxable..........................................      222       227        456       412
     Tax exempt.......................................       58        63        121       131
  Other interest income...............................
  Dividends on Federal Home Loan Bank stock...........       26        35         37       102

                                                        -------   -------    -------   -------
                    Total interest and dividend income    1,489     1,431      2,955     2,863

Interest expense:
  Deposits............................................      585       576      1,151     1,166
  Short-term borrowings...............................        9         0          9         0
  Long-term Federal home Loan Bank borrowings.........       35        34         73        65

                                                        -------   -------    -------   -------
                                Total interest expense      629       610      1,233     1,231

                                                        -------   -------    -------   -------
Net interest income...................................      860       821      1,722     1,632
Provision for loan losses.............................        0         0          0         0

                                                        -------   -------    -------   -------
Net interest income after provision for  loan losses..      860       821      1,722     1,632

Net interest income:
  Service charges on deposits.........................       65        71        128       138
  Monex investment commission fees....................        0        38          0       124
  Other income........................................       61        46        119       124
  Gain on sale of loans...............................        0         0          7         0
  Gain or (Loss) on sale of securities................       (2)        0          5         0

                                                        -------   -------    -------   -------
                             Total non interest income      124       155        259       386

Non interest expense:
  Salaries and employee benefits......................      341       312        684       658
  Premises and equipment..............................       83       100        166       194
  Monex investment sales expenses.....................        0        43          0       123
  Other operating expenses............................      146       135        307       288

                                                        -------   -------    -------   -------
                            Total non interest expense      570       590      1,157     1,263

                                                        -------   -------    -------   -------
  Income before income tax expense....................      414       386        824       755
  Income tax expense..................................      117       109        232       210

                                                        -------   -------    -------   -------
  Net income..........................................   $  297    $  277     $  592    $  545
                                                        =======   =======    =======   =======

    Average common shares outstanding                   297,428   297,428    297,428   297,428
    Earnings per common share                             $1.00      $.93      $1.99     $1.83
    Dividends per share of
      common stock, declared                                .33       .27        .66       .54

See accompanying notes to consolidated financial statements.

                        CAPITAL DIRECTIONS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                  ------------------------------------
                             (IN THOUSANDS)

                                                      Six Months Ended
                                                          June 30,
                                                       1997      1996
                                                         (UNAUDITED)
                                                    --------------------
Net cash from operating activities................. $    683  $    585

Cash flows from investing activities
  Proceeds from maturities or sale of securities...    2,320     1,776
  Principal payments on securities.................      423       555
  Purchase of securities...........................     (709)   (6,436)
  Net change in loans..............................   (2,199)     (309)
  Premises and equipment expenditures..............      (81)      (18)
                                                    --------  --------

Net cash from investing activities.................     (246)   (4,432)

Cash flows from financing activities
  Net change in deposits...........................     (270)   (1,033)
  Net change in long-term borrowing................    1,911       208
  Dividends paid...................................     (196)     (160)
                                                    --------  --------

Net cash from financing activities.................    1,445      (985)
                                                    --------  --------


Net change in cash and cash equivalents............    1,882    (4,832)
  Cash and cash equivalents at beginning of year...    5,477     9,775
                                                    --------  --------
  Cash and cash equivalents June 30................ $  7,359  $  4,943
                                                    ========  ========

Supplemental disclosures of cash flow information
  Cash paid during the year for
    Interest....................................... $    646  $  1,262
    Income Taxes - Federal......................... $    245  $    289


SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                         CAPITAL DIRECTIONS, INC.

                        CONSOLIDATED STATEMENT OF
                     CHANGES IN SHAREHOLDERS' EQUITY
                    FOR SIX MONTHS ENDED JUNE 30, 1997
                              (IN THOUSANDS)



Balance - January 1, 1997................................... $9,397
 Net income through June 30.................................    592
 Net change in unrealized gain/(loss) on securities
  available for sale, net of tax of $5......................    (16)
 Cash dividends through June 30 ($ .66 per share)...........   (196)
                                                             ------

Balance - June 30........................................... $9,777
                                                             ======


     See accompanying notes to consolidated financial statements

                        CAPITAL DIRECTIONS, INC.
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


1. In the opinion of management of the Registrant, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 1997 and December 31, 1996, the results of operations and cash flows for the six month period ended June 30, 1997 and 1996, and the change in shareholders' equity for the six month period ended June 30, 1997.

2. Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for future periods.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the 1996 Annual Report.

4. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Non-performing loans, which includes loans contractually past due ninety days or more; loans accounted for on a non-accrual basis and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower; amounted to $337,000 at June 30, 1997 and 172,000 at December 31, 1996, summarized as follows:

                                                June 30,  December 31,
     Non-performing loans                         1997         1996
     ---------------------------------------   --------   ------------
     Non-accrual............................   $224,000       48,000
     90 days or more past due...............     61,000       70,000
     Renegotiated...........................     52,000       54,000
                                               --------     --------
     Total..................................   $337,000     $172,000
                                               ========     ========


   The renegotiated loans are all in compliance with the modified terms for both periods. As of June 30, 1997 in accordance with SFAS
   No. 114, as amended (Accounting by Creditors for Impairment of a loan), and as the registrant has defined in the 1996 Annual Report, there were no loans considered impaired.

5. Following is a summary of activity in the allowance for loan losses for the six months ended June 30:

                                                  1997      1996
                                                  (IN THOUSANDS)
   Balance - beginning of period............... $1,020     $  995
   Provision charged to operating expense......      0          0
   Loans charged-off...........................     (8)       (16)
   Recoveries..................................     25         34
                                                ------     ------
    Balance - end of period.................... $1,037     $1,013
                                                ======     ======

6. Federal income tax expensed is calculated using annualized rates on the taxable income generated during the respective periods.

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

FINANCIAL CONDITION

     Net interest income increased 5.51% when compared to the same period in 1996. The increase is a result of growth in loan outstandings and reduced funding costs due to the growth of average non interest bearing deposit balances. Loans grew by 7.99% when compared with the first half of 1996. Real estate mortgage lending continues to show strong growth during this period.

     Net interest margin of 5.08% for the first six months of 1997 compares favorably to 4.89% for the same period in 1996.

     The Bank accessed long term FHLB funding during this period to match assets of like term.

     Allowance for Loan Loss remains strong. At June 30, 1997 the allowance was equal to 1.92% of total loans outstanding, down slightly from 2.03% on June 30, 1996 and 1.97% on December 31, 1996.

RESULTS OF OPERATIONS

     Net earnings for the second quarter ended June 30, 1997 was $297,000, or $1.00 per share compared to earnings of $277,000, or $.93 per share for the same period in 1996. For the six months ended June 30, 1997, net earnings were $592,000 or $1.99 per share compared to $545,000, or $1.83 per share for the same period in 1996. Cost control, increased margin, strong loan demand and quality credits contributed to the 8.62% improvement in earnings.

     The increase in margin resulted in a $90,000 increase in net interest income for the first six months of 1997 compared to the same period in 1996.

     The decrease of $127,000 in non interest income for the first six months of 1997, compared to the same period in 1996, is due primarily to the decrease in Investment commission fee income from the sales of mutual funds and annuities. This investment commission decrease was offset by a like reduction in investment sales expense and resulted in a non interest expense decline.

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

     Sources of liquidity include: federal funds sold, investment security maturities, and pay downs. The Bank maintained a net average balance of $1,408,000 in Federal Funds sold during the first six months of 1997. The Bank is a member of the Federal Home Loan Bank system for several reasons: access to an alternate funding source, lower cost for credit services, and an alternate tool to manage interest rate risk. In March and May of 1997, the Bank used this source of funding to directly offset loans of like terms and conditions.

     Other sources of liquidity include: internally generated cash flow, repayments and maturities of loans, borrowing and growth in core deposits.

     At June 30, 1997, the securities available for sale were valued at $8,916,000. It is not anticipated that management will use these funds due to the optional sources available.

     Interest rate sensitivity management seeks to maximize net interest margins through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames. Strategies include the use of variable rate loan products as well as managing deposit accounts and maturities in the investment portfolio. The following chart, using recommended regulatory standards, reflects "the rate sensitive position" or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as "GAP" and its handling as "GAP Management". At June 30, 1997, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 112%.

     The chart shows the Bank's GAP position as of June 30, 1997. The Bank has an asset sensitive position within one year of $4,408,000, which indicates higher net interest income may be earned if rates increase during the period. A new program was implemented which measured the rate sensitivity of our non maturity deposits. This refines the GAP model to give a better indication of rate sensitivity. Due to limitations of GAP analysis, price modeling is also used to enhance measurement and control.


ADJUSTMENT WITHIN TIME HORIZON                    TIME HORIZONS

                          IMMEDIATE AND         > 30 DAYS
TYPE OF ASSET:            < THAN 30 DAYS        < 90 DAYS        2ND QUARTER     3RD QUARTER     4TH QUARTER      ANNUAL TOTAL
==============            =============        ===========       ===========     ===========     ===========      ============
TOTAL COM. LOANS           5,884   9.82%       675   9.06%       546   9.57%     285   8.53%     883   8.47%     8,273   9.56%
TOTAL CONSUMER LOANS         311   9.60%       400  10.55%       600  10.55%     600  10.55%     600  10.55%     2,511  10.44%
CONSUMER RUNOFF OFFSET
TOTAL REV. CREDIT          4,176   9.82%         0    .00%         0    .00%       0    .00%       0    .00%     4,176   9.82%
TOTAL MTGE. LOANS          1,495   8.37%     2,398   8.30%     3,190   8.29%   2,447   8.20%   4,087   8.26%    13,617   8.28%
MORTGAGE RUNOFF OFFSET
TOTAL OTHER MTGES.           239   8.92%       482   8.72%       115   7.23%     115   7.23%      115  7.23%     1,066   7.87%
RESERVE FOR LN. LOSS           0    .00%         0    .00%         0    .00%       0    .00%        0   .00%         0    .00%
                          -------------      ------------      ------------    ------------    ------------      ------------
TOTAL LOANS               12,105   9.58%     3,955   8.71%     4,451   8.73%   3,447   8.60%    5,685  8.51%     29,643  9.02%

INVESTMENTS-MUNI'S             0    .00%         0    .00%        45   7.93%     645   7.45%      169  7.65%        859  7.51%
FED FUNDS                  4,250   5.25%         0    .00%         0    .00%       0    .00%        0   .00%      4,250  5.25%
CORPORATES                     0    .00%       519   5.57%     1,210   6.07%       0    .00%        0   .00%      1,729  5.92%
MTG. BACKED PAYDOWNS          67   6.26%       133   6.26%       200   6.26%     200   6.26%      200  6.26%        800  6.26%
INVEST-CMO'S FLOAT            41   6.24%         0    .00%         0    .00%       0    .00%        0   .00%         41  6.24%
INVESTMENTS-ARM'S            569   7.05%         0    .00%         0    .00%   1,879   6.93         0   .00%      2,448  6.96%
INVESTMENTS-GOVT'S           364   7.25%         0    .00%         0    .00%     523   5.78%    1,021  6.53%      1,908  6.46%
                          -------------      ------------      ------------    ------------    ------------      ------------
TOTAL INVESTMENTS          5,291   5.60%       652   5.71%     1,455   6.15%   3,247   6.81%    1,390  6.63%     12,035  6.12%

TOTAL EARNING ASSETS      17,396   8.37%     4,607   8.29%     5,906   8.09%   6,694   7.73%    7,075  8.14%     41,678  8.18%
NON-EARNING ASSETS             0    .00%         0    .00%         0    .00%       0    .00%        0   .00%          0   .00%
                          -------------      ------------      ------------    ------------     -----------      ------------
TOTAL ASSETS              17,396   8.37%     4,607   8.29%     5,906   8.09%   6,694   7.73%    7,075  8.14%     41,678  8.18%




TYPE OF ASSET:                     13 - 36 MTHS                 37 - 60 MTHS               OVER 5 YEARS            GRAND TOTAL
==============                     =============                 =============             ==============          =============

TOTAL COM. LOANS                   3,223   8.90%                  3,336   9.09%             2,272   8.96%           17,104   9.26%
TOTAL CONSUMER LOANS               1,928  10.65%                  1,183  10.65%                 0    .00%            5,622  10.55%
CONSUMER RUNOFF OFFSET                                                                                              -2,400  10.55%
TOTAL REV. CREDIT                      0    .00%                      0    .00%                 0    .00%            4,176   9.82%
TOTAL MTGE. LOANS                  1,989   8.99%                    723   8.55%            16,099   7.89%           32,428   8.14%
MORTGAGE RUNOFF OFFSET                                                                                              -4,000   8.14%
TOTAL OTHER MTGES.                     0    .00%                      0    .00%                12   4.00%            1,078   7.82%
RESERVE FOR LN. LOSS                   0    .00%                      0    .00%                 0    .00%           -1,037    .00%
                                 --------------                 --------------            --------------           --------------
TOTAL LOANS                        7,140   9.40%                  5,242   9.37%            18,383   8.02%           52,971   8.94%

INVESTMENTS-MUNI'S                 1,120   7.50%                    715   7.54%             2,170   7.52%            4,864   7.52%
FED FUNDS                              0    .00%                      0    .00%                 0    .00%            4,250   5.25%
CORPORATES                         2,223   6.44%                    529   6.49%                 0    .00%            4,481   6.25%
MTG. BACKED PAYDOWNS                                                                                                     0   6.26%
INVEST-CMO'S FLOAT                     0    .00%                      0    .00%                 0    .00%               41   6.24%
INVESTMENTS-ARM'S                      0    .00%                      0    .00%                 0    .00%            2,448   6.96%
INVESTMENTS-GOVT'S                 1,738   6.25%                    567   6.91%             1,356   6.66%            5,569   6.49%
                                 --------------                 --------------            --------------           --------------
TOTAL INVESTMENTS                  5,081   6.61%                  1,811   7.04%             3,526   7.19%           21,653   6.48%

TOTAL EARNING ASSETS              12,221   8.24%                  7,053   8.77%            21,909   7.89%           74,624   8.23%
NON-EARNING ASSETS                     0    .00%                      0    .00%                 0    .00%            6,331    .00%
                                 --------------                 --------------            --------------           --------------
TOTAL ASSETS                      12,221   8.24%                  7,053   8.77%            21,909   7.89%           80,955   7.58%



LIABILITIES SUBJECT TO INTEREST
RATE ADJUSTMENT WITHIN TIME HORIZON

                                IMMEDIATE AND           > 30 DAYS
TYPE OF LIABILITY:              < THAN 30 DAYS          < 90 DAYS        2ND QUARTER        3RD QUARTER       4TH QUARTER
==================              ==============        ============       ===========       =============     =============
NON-INT. BEARING DDA             334     .00%           659   .00%       1,083   .00%         993   .00%        993   .00%
NOW ACCOUNTS                     885    1.95%         1,781  1.95%         853  1.95%         907  1.95%        907  1.95%
NEGOTIATED NOW                     0    3.75%             0  3.75%           0   .00%           0   .00%          0    .00%
MONEY MARKET SAVINGS           1,068    3.50%         2,136  3.50%       1,068  3.50%       1,068  3.50%      1,068  3.50%
                               -------------         ------------       ------------       ------------      ------------
TOTAL DDA ACCOUNTS             2,287    2.39%         4,576  2.39%       3,005  1.80%       2,968  1.86%      2,968  1.86%
TOTAL SAVINGS ACCTS.             399    3.65%           478  3.65%         720  3.65%         720  3.65%        720  3.65%
TOTAL COD                      4,616    5.44%         4,070  5.46%       3,919  5.63%       3,517  5.44%      2,066  5.53%
FED FUNDS & OTHER                  0     .00%             0   .00%         157  6.23%          86  5.73%          0    00%
                               -------------         ------------       ------------       ------------      ------------
TOTAL DEPOSITS                 7,302    4.38%         9,124  3.83%       7,800  3.98%       7,290  3.81%      5,753  3.40%
OTHER LIABILITIES                  0     .00%             0   .00%           0   .00%           0   .00%          0   .00%
                               -------------         ------------       ------------       ------------      ------------
TOTAL LIABILITIES              7,302    4.38%         9,124  3.83%       7,800  3.98%       7,290  3.81%      5,753  3.40%
TOTAL CAPITAL                      0     .00%             0   .00%           0   .00%           0   .00%          0   .00%
                               -------------         ------------       ------------       ------------      ------------
TOTAL LIAB. & CAP.             7,302    4.38%         9,124  3.83%       7,800  3.98%       7,290  3.81%      5,753  3.40%
-------------------------------------------------------------------------------------------------------------------------
GAP FIGURES                   10,094                 -4,517             -1,894               -596             1,322
CUMULATIVE GAP                10,094                  5,577              3,682              3,086             4,408
NET POSITION AS
A % OF TOTAL ASSETS           12.47%                  6.89%              4.55%              3.81%             5.44%
RSA AS A % OF RSL            238.23%                133.95%            115.20%            109.79%           111.83%














TYPE OF LIABILITY                 ANNUAL TOTAL          13 - 36 MTHS      37 - 60 MTHS         OVER 5 YEARS         GRAND TOTAL
=================                 ============          ============      ============         ============        ============

NON-INT. BEARING DDA             4,062    .00%          2,257   .00%     2,257    .00%        451    .00%          9,026   .00%
NOW ACCOUNTS                     2,133   1.95%          2,133  1.95%     2,133   1.95%      1,067   1.95%         10,665  1.95%
NEGOTIATED NOW                       0   3.75%              0   .00%         0    .00%          0    .00%              0  3.75%
MONEY MARKET SAVINGS             6,409   3.50%          1,602  3.50%     1,068   3.50%      1,602   3.50%         10,682  3.50%
                                -------------          ------------     -------------       ------------         -------------
TOTAL DDA ACCOUNTS              15,804   2.08%          5,992  1.63%     5,458   1.45%      3,120   2.46%         30,373  1.92%
TOTAL SAVINGS ACCTS.             3,036   3.65%          2,097  3.65%     1,935   3.65%      2,907   3.65%          9,975  3.65%
TOTAL COD                       18,188   5.50%          6,840  6.18%     1,008   6.14%          0    .00%         26,036  5.70%
FED FUNDS & OTHER                  243   6.05%          1,941  6.50%       823   6.48%        817   6.10%          3,824  6.38%
                                -------------          ------------     -------------       ------------         -------------
TOTAL DEPOSITS                  37,270   3.90%         16,870  4.29%     9,224   2.87%      6,844   3.40%         70,208  3.81%
OTHER LIABILITIES                    0    .00%              0   .00%         0    .00%          0    .00%          1,074   .00%
                                -------------          ------------     -------------       ------------         -------------
TOTAL LIABILITIES               37,270   3.90%         16,870  4.29%     9,224   2.87%      6,844   3.40%         71,282  3.75%
TOTAL CAPITAL                        0    .00               0   .00%         0    .00%      9,673    .00%          9,673   .00%
                                -------------          ------------     -------------       ------------         -------------
TOTAL LIAB. & CAP.              37,270   3.90%         16,870  4.29%     9,224   2.87%     16,516   1.41%         80,955  3.30%
------------------------------------------------------------------------------------------------------------------------------
GAP FIGURES                      4,408                 -4,649           -2,171              5,393                      0
CUMULATIVE GAP                                           -241           -2,413              2,980
NET POSITION AS
A % OF TOTAL ASSETS              5.44%                  -.30%            -2.98%              3.68%
RSA AS A % OF RSL              111.83%                 99.55%            96.19%            103.73%


CAPITAL RESOURCES

     The adequacy of the Corporation's capital is reviewed regularly to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements.

     Shareholders' equity increased $396,000 or 4.23% to $9,761,000 at June 30, 1997, which represents 12.05% of total assets. This figure does not include the $16,000, net of tax in net unrealized gain on available for sale securities. At December 31, 1996, the similar ratio of shareholders' equity to total assets was 11.87%. These measurements indicate the Corporation has a strong capital position.

     The "risk-based" capital to asset ratio, as established by the regulatory authorities, was 20.31% as of June 30, 1997 compared to 19.50% at December 31, 1996 as shown below:


                          Actual           Required           Excess
                   ------------------  ----------------  ----------------
                       Amount     %      Amount     %      Amount     %
                   ------------------  ----------------  ----------------
Risk-Based capital
June 30, 1997      $10,400,000  20.31  $4,097,000  8.00  $6,303,000 12.31

     Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy.

     It is the opinion of Management that capital and shareholders' equity is and will remain adequate for 1997.

FEDERAL INCOME TAXES

     The provision for Federal income taxes for the six month periods ended June 30, 1997 and 1996 totaled $232,000 and $210,000 respectively. The increase in taxes is reflective of the increase in taxable income for those periods.

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

                                PART II

Item 1. Legal proceedings

     There are no material pending legal proceedings to which the Registrant or its subsidiaries, is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended June 30, 1997.

Item 2. Changes in securities

     There have been no changes in the Registrant's securities which would cause any shareholder's rights to be materially modified, limited or qualified.

Item 3. Defaults upon senior securities

     There have been no defaults involving senior securities on the part of the Registrant.

Item 4. Submission of matters to a vote of security holders

     The annual meeting of security holders of the Company was held April 24, 1997. Information concerning the matters brought to a vote of security holders is contained in the Company's Proxy Statement and Notice of Annual Meeting of Shareholders held April 24, 1997, as previously filed. There have been no further matters submitted to a vote of the Registrant's security holders during the six months ended June 30, 1997.

Item 5. Other information

     None.

Item 6. Exhibits and reports on Form 8-K

     1. Exhibits required by Item 601 of Regulation S-K

        See Index to exhibits on page 12.

     2. Reports on Form 8-K.

        No reports on Form 8-K were filed for the three months ended June 30, 1997.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CAPITAL DIRECTIONS, INC.


    Date August 04, 1997    By:    /s/ Timothy Gaylord
         ---------------    -------------------------------
                                  Timothy Gaylord
                                  President & CEO




    Date August 04, 1997    By:    /s/ Robert G. Kennedy
         ---------------    -------------------------------
                                  Robert G. Kennedy
                                  Treasurer

                      INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

 2 Plan of Acquisition, Reorganization, Arrangement,
   Liquidation or Succession - Consolidation Agreement included in Amendment No. 1 to Form S-4 Registration
   Statement No. 33-20417 and Form S-8 of the Articles of Incorporation, the related Amendment and By-Laws for the Incentive Stock Option Plan filed July 30, 1997

 4 Instruments Defining the Rights of Security Holders,
   Including Indentures - Not applicable

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

19 Previous Unfiled Documents - Not applicable

20 Report Furnished to Security Holders - Not applicable

23 Published Report Regarding Matters Submitted to Vote of
   Security Holders - Not applicable

24 Consents of Experts and Counsel - Not applicable

25 Power of Attorney - Not applicable

27 Financial Data Schedule - (filed herewith)

28 Additional Exhibits - Not applicable