Form 10-Q
period 1997-09-30
CAPITAL DIRECTIONS INC
filed 1997-11-07
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

 For the quarter period ended Sept 30, 1997 Commission file number 33-20417

                          Capital Directions, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                MICHIGAN                                38-2781737
--------------------------------         ---------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

322 South Jefferson St., Mason, Michigan                            48854-0130
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (517) 676-0500
                                                                ----------------
                                    None
             ---------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X     No
                                           ---      ---
As of October 27, 1997, the registrant had outstanding 297,528 shares of common stock having a par value of $5 per share.

                          CAPITAL DIRECTIONS, INC.
                             INDEX TO FORM 10-Q

                                                            Page
                                                           Number
                                                           ------
PART I - FINANCIAL INFORMATION
------------------------------
  Item 1. Consolidated Balance Sheet
          September 30, 1997 and December 31, 1996..........  1

          Consolidated Statement of Income for
          three and nine month periods ended
          September 30, 1997 and 1996........................ 2

          Consolidated Statement of Cash Flows
          for nine month periods ended
          September 30, 1997 and 1996........................ 3

          Changes in Shareholders' Equity for
          nine months ended September 30, 1997............... 4

          Notes to interim Consolidated Financial Statements. 5


  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations..... 6 - 9


PART II - OTHER INFORMATION
---------------------------
 Item 1.   Legal proceedings................................. 10

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

 Item 7.   Signatures........................................ 11

           Index to exhibits................................. 12

                                     PART I

                            CAPITAL DIRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 (IN THOUSANDS)

                                                         SEPT. 30,    DEC. 31,
                                                           1997         1996
                                                        (UNAUDITED)  (UNAUDITED)
                                                        -----------------------
Assets
   Cash and non interest bearing deposits ...........   $ 2,820         $ 2,538
   Interest bearing deposits ........................         0             139
   Federal funds sold ...............................         0           2,800
                                                        -------         -------
                      Total cash and cash equivalents     2,820           5,477
Securities available for sale .......................     9,268          10,100
Securities held to maturity (fair value of $8,165 as
 of Sept 30, 1997 and $9,230 as of December 31, 1996)
   U.S. Government and agencies .....................     3,104           3,551
   State and municipal ..............................     4,850           5,482
Federal Home Loan Bank stock ........................       364             364
                                                        -------         -------
                                     Total securities    17,586          19,497
Loans, net of unearned income:
   Commercial and agricultural ......................     3,438           4,453
   Installment ......................................     3,632           3,739
   Real estate mortgage .............................    50,472          43,600
                                                        -------         -------
                                          Total loans    57,542          51,792
   Allowance for loan losses ........................    -1,044          -1,020
                                                        -------         -------
                                            Net loans    56,498          50,772
   Premises and equipment, net ......................       653             567
   Accrued interest receivable and other assets .....     2,891           2,607
                                                        -------         -------
                                         Total assets   $80,448         $78,920
                                                        =======         =======
Liabilities and shareholders' equity
 Liabilities
  Deposits
   Non interest bearing .............................   $ 8,664         $10,356
   Interest bearing .................................    56,630          56,153
                                                        -------         -------
                                       Total deposits    65,294          66,509

  Long-term Federal Home Loan Bank borrowings .......     3,824           1,913
  Accrued interest payable and other liabilities ....     1,314           1,101
                                                        -------         -------
                                    Total liabilities    70,432          69,523

Shareholders' equity
   Common stock: $5 par value, 1,300,000 shares
     authorized; 297,528 shares outstanding .........     1,488           1,487
   Additional paid in capital .......................     2,561           2,559
   Retained earnings ................................     5,928           5,319
   Net unrealized gains/(losses) on securities
   available for sale, net of tax of $17 in 1996
   and $20 in 1997 ..................................        39              32
                                                        -------         -------
                           Total shareholders' equity    10,016           9,397
                                                        -------         -------
           Total liabilities and shareholders' equity   $80,448         $78,920
                                                        =======         =======

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPT. 30,                       SEPT. 30,
                                                         1997             1996           1997            1996
                                                              (UNAUDITED)                     (UNAUDITED)
                                                        -----------------------         -----------------------
Interest and dividend income:
 Loans, including fees ............................     $ 1,279         $ 1,106         $ 3,620         $ 3,324
 Federal funds sold ...............................
 Securities:
   Taxable ........................................         228             253             684             665
   Tax exempt .....................................          58              64             179             195
 Other interest income ............................
 Dividends on Federal Home Loan Bank stock ........          24              16              61             118
                                                        -------         -------         -------         -------
                 Total interest and dividend income       1,589           1,439           4,544           4,302

Interest expense:
 Deposits .........................................         617             570           1,759           1,736
 Short-term borrowings ............................           1               0              10               0
 Long-term Federal home Loan Bank borrowings ......          62              32             144              97
                                                        -------         -------         -------         -------
                             Total interest expense         680             602           1,913           1,833
                                                        -------         -------         -------         -------
Net interest income ...............................         909             837           2,631           2,469
Provision for loan losses .........................           0               0               0               0
                                                        -------         -------         -------         -------
Net interest income after provision for loan losses         909             837           2,631           2,469

Non interest income:
 Service charges on deposits ......................          65              65             193             203
 Monex investment commission fees .................           0              15               0             139
 Other income .....................................          71              62             190             186
 Gain on sale of loans ............................           0              34               7              34
 Gain or (Loss) on sale of securities) ............         (18)              0             (13)              0
                                                        -------         -------         -------         -------
                          Total non interest income         118             176             377             562

Non interest expense:
 Salaries and employee benefits ...................         337             309           1,021             967
 Premises and equipment ...........................          82              98             248             292
 Monex investment sales expenses ..................           0              24               0             147
 Other operating expenses .........................         161             140             468             428
                                                        -------         -------         -------         -------
                         Total non interest expense         580             571           1,737           1,834
                                                        -------         -------         -------         -------
Income before income tax expense ..................         447             442           1,271           1,197
Income tax expense ................................         129             129             361             339
                                                        -------         -------         -------         -------
Net income ........................................     $   318         $   313         $   910         $   858
                                                        =======         =======         =======         =======

 Average common shares outstanding                      297,443         297,428         297,443         297,428
 Earnings per common share                                $1.07           $1.05           $3.06           $2.88
 Dividends per share of
  common stock, declared                                    .35             .30            1.01             .84

See accompanying notes to consolidated financial statements

                            CAPITAL DIRECTIONS, INC.

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (IN THOUSANDS)

                                                     NINE MONTHS ENDED
                                                          SEPT 30,
                                                       1997      1996
                                                        (UNAUDITED)
                                                    -------------------
Net cash from operating activities................. $    970  $    896
                                                    --------  --------
Cash flows from investing activities
  Proceeds from maturities or sale of securities...    2,820     3,038
  Principal payments on securities.................      693       774
  Purchase of securities...........................   (1,647)   (8,236)
  Net change in loans..............................   (5,726)      (13)
  Premises and equipment expenditures..............     (163)      (28)
                                                    --------  --------
Net cash from investing activities.................   (4,023)   (4,465)
                                                    --------  --------
Cash flows from financing activities
  Net change in deposits...........................   (1,215)   (3,154)
  Net change in long-term borrowing................    1,911       208
  Dividends paid...................................     (300)     (250)
                                                    --------  --------
Net cash from financing activities.................      396    (3,196)
                                                    --------  --------


Net change in cash and cash equivalents............   (2,657)   (6,765)
  Cash and cash equivalents at beginning of year...    5,477     9,775
                                                    --------  --------
  Cash and cash equivalents September 30........... $  2,820  $  3,010
                                                    ========  ========

Supplemental disclosures of cash flow information
  Cash paid during the year for
    Interest....................................... $  1,894  $  1,874
    Income Taxes - Federal......................... $    380  $    424





See accompanying notes to consolidated financial statements

                            CAPITAL DIRECTIONS, INC.
                            ------------------------

                           CONSOLIDATED STATEMENT OF
                        CHANGES IN SHAREHOLDERS' EQUITY
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)




Balance - January 1, 1997................................... $ 9,397
 Net income through September 30............................     910
 Net change in unrealized gain/(loss) on securities
  available for sale, net of tax of $2......................       6
 Additional paid in capital from stock issue................       3
 Cash dividends through September 30 ($ 1.01 per share).....    (300)
                                                             -------
Balance - September 30...................................... $10,016
                                                             =======












          See accompanying notes to consolidated financial statements

                            CAPITAL DIRECTIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. In the opinion of management of the Registrant, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 1997 and December 31, 1996, the results of operations and cash flows for the nine month periods ended September 30, 1997 and 1996, and the change in shareholders' equity for the nine month period ended September 30, 1997.

2. Because the results of the operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results than can be expected for future periods.

3. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the 1996 Annual Report.

4. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Non-performing loans, which includes loans contractually past due ninety days or more; loans accounted for on a non-accrual basis and loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower; amounted to $162,000 at September 30, 1997 and 172,000 at December 31, 1996,
   summarized as follows:

                                               Sept. 30,  December 31,
     Non-performing loans                         1997         1996
     ---------------------------------------   ---------  -------------
     Non-accrual............................   $ 20,000       48,000
     90 days or more past due...............     90,000       70,000
     Renegotiated...........................     52,000       54,000
                                               --------     --------
     Total..................................   $162,000     $172,000
                                               ========     ========

   The renegotiated loans are all in compliance with the modified terms for both periods. As of September 30, 1997 in accordance with SFAS No. 114, as amended (Accounting by Creditors for Impairment of a loan), and as the registrant has defined in the 1996 Annual Report, there were no loans considered impaired.

5. Following is a summary of activity in the allowance for loan losses for the nine months ended September 30;

                                                  1997      1996
                                                  (In Thousands)
   Balance - beginning of period............... $1,020     $  995
   Provision charged to operating expense......      0          0
   Loans charged-off...........................     (9)       (44)
   Recoveries..................................     33         60
                                                ------     ------
    Balance - end of period.................... $1,044     $1,011
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

FINANCIAL CONDITION

     Net interest income increased 6.56% when compared to the same period in 1996. The increase is a result of growth in loan outstandings. At September 30, 1997, loan outstandings increased 15.81% over September 30, 1996. Real estate mortgage lending continues to show strong growth. Net interest margin of 5.06% for the first nine months of 1997 compares favorably to 4.92% for the same period in 1996.
     The Bank accessed long term FHLB funding during this period to match assets of like term.
     Allowance for Loan Loss remains strong. At September 30, 1997 the allowance was equal to 1.81% of total loans outstanding, down slightly from 2.03% on September 30, 1996 and 1.97% on December 31, 1996.

RESULTS OF OPERATIONS

     Net earnings for the third quarter ended September 30, 1997 was $318,000, or $1.07 per share compared to earnings of $313,000, or $1.05 per share for the same period in 1996. For the nine months ended September 30, 1997, net earnings were $910,000 or $3.06 per share compared to $858,000, or $2.88 per share for the same period in 1996. Cost control, increased margin, strong loan demand and excellent credit quality contributed to the 6.06% year to date improvement in earnings.
     The increase in margin resulted in a $162,000 increase in net interest income for the first nine months of 1997 compared to the same period in 1996.
     A decrease in non interest income has been offset with a comparable reduction in non interest expense.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

     The primary objective of asset/liability management is to assure adequate liquidity and net interest income by maintaining appropriate maturities and balances between interest sensitive earning assets and interest bearing liabilities. Liquidity management insures sufficient funds are maintained to meet the cash withdrawal requirements of depositors and the credit demands of borrowers.
     Sources of liquidity include: federal funds sold, investment security maturities, and pay downs. The Bank maintained a net average balance of $1,510,000 in Federal Funds sold during the first nine months of 1997. The Bank is a member of the Federal Home Loan Bank system for several reasons: access to an alternate funding source, lower cost for credit services, and an alternate tool to manage interest rate risk. In March and May of 1997, the Bank used this source of funding to directly offset loans of like terms and conditions.
     Other sources of liquidity include: internally generated cash flow, repayments and maturities of loans, borrowing, and growth in core deposits.
     At September 30, 1997, the securities available for sale were valued at $9,268,000.
     Interest rate sensitivity management seeks to maximize net interest margins through periods of changing interest rates. The Bank develops strategies to assure that desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames. Strategies include the use of variable rate loan products as well as managing deposit accounts and maturities in the investment portfolio. The following chart, using recommended regulatory standards, reflects "the rate sensitive position" or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as "GAP" and its handling as "GAP Management". At September 30, 1997, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 101%.
     The chart shows the Bank's GAP position as of September 30, 1997. The Bank has an asset sensitive position within one year of $378,000, which indicates higher net interest income may be earned if rates increase during the period. A new program was implemented which measured the rate sensitivity of our non maturity deposits. This refines the GAP model to give a better indication of our rate sensitivity. Due to some of the limitations of GAP analysis, price modeling is also used to enhance measurement and control.

ASSETS SUBJECT TO INTEREST RATE
ADJUSTMENT WITHIN TIME HORIZON                    TIME HORIZONS

                          IMMEDIATE AND         > 30 DAYS
TYPE OF ASSET:            < THAN 30 DAYS        < 90 DAYS        2ND QUARTER     3RD QUARTER     4TH QUARTER      ANNUAL TOTAL
==============            =============        ===========       ===========     ===========     ===========      ============
TOTAL COM. LOANS           5,531   9.73%       586   9.43%       220   8.91%     876   8.44%      201  8.33%      7,414  9.49%
TOTAL CONSUMER LOANS         302   9.62%       400  10.51%       600  10.51%     600  10.51%      600 10.51%      2,502 10.41%
CONSUMER RUNOFF OFFSET
TOTAL REV. CREDIT          4,412   9.68%         0    .00%         0    .00%       0    .00%        0   .00%      4,412  9.68%
TOTAL MTGE. LOANS            340   8.12%     2,301   8.28%     2,707   8.18%   3,045   8.29%    5,175  8.31%     13,568  8.27%
MORTGAGE RUNOFF OFFSET
TOTAL OTHER MTGES.           445   7.88%       905   8.85%       109   7.18%     109   7.18%      109  7.18%      1,677  8.27%
RESERVE FOR LN. LOSS           0    .00%         0    .00%         0    .00%       0    .00%        0   .00%          0   .00%
                          -------------      ------------      ------------    ------------     -----------      ------------
TOTAL LOANS               11,030   9.58%     4,192   8.78%     3,636   8.58%   4,630   8.58%    6,085  8.51%     29,573  8.97%

INVESTMENTS-MUNI'S            45   7.93%         0    .00%       642   7.45%     170   7.52%      408  6.63%      1,265  7.21%
FED FUNDS                      0    .00%         0    .00%         0    .00%       0    .00%        0   .00%          0   .00%
CORPORATES                 1,202   5.41%         0    .00%         0    .00%       0    .00%        0   .00%      1,202  5.41%
MTG. BACKED PAYDOWNS          67   6.26%       133   6.26%       200   6.26%     200   6.26%      200  6.26%        800  6.26%
INVEST-CMO'S FLOAT            38   6.55%         0    .00%         0    .00%       0    .00%        0   .00%         38  6.55%
INVESTMENTS-ARM'S            564   7.55%         0    .00%         0    .00%   1,817   6.93%        0   .00%      2,381  7.08%
INVESTMENTS-GOVT'S           364   7.25%         0    .00%       522   5.78%     513   6.79%    1,000  6.20%      2,399  6.39%
                          -------------      ------------      ------------    ------------     -----------      ------------
TOTAL INVESTMENTS          2,280   6.33%       133   6.26%     1,364   6.64%   2,700   6.89%    1,608  6.32%      8,085  6.56%

TOTAL EARNING ASSETS      13,310   9.03%     4,325   8.70%     5,000   8.05%   7,330   7.96%    7,693  8.05%     37,658  8.45%
NON-EARNING ASSETS             0    .00%         0    .00%         0    .00%       0    .00%        0   .00%          0   .00%
                          -------------      ------------      ------------    ------------     -----------      ------------
TOTAL ASSETS              13,310   9.03%     4,325   8.70%     5,000   8.05%   7,330   7.96%    7,693  8.05%     37,658  8.45%


TYPE OF ASSET:                     13 - 36 MTHS                   37 - 60 MTHS              OVER 5 YEARS             GRAND TOTAL
==============                     =============                  =============            ==============           =============

TOTAL COM. LOANS                   3,122   8.90%                  4,461   9.12%             2,236   8.98%           17,233   9.22%
TOTAL CONSUMER LOANS               1,856  10.60%                  1,283  10.60%                 0    .00%            5,641  10.51%
CONSUMER RUNOFF OFFSET                                                                                              -2,400  10.51%
TOTAL REV. CREDIT                      0    .00%                      0    .00%                 0    .00%            4,412   9.68%
TOTAL MTGE. LOANS                  1,851   8.99%                  1,446   8.44%            18,103   7.86%           34,968   8.10%
MORTGAGE RUNOFF OFFSET                                                                                              -4,000   8.10%
TOTAL OTHER MTGES.                     0    .00%                      0    .00%                11   4.00%            1,688   8.52%
RESERVE FOR LN. LOSS                   0    .00%                      0    .00%                 0    .00%           -1,044    .00%
                                  -------------                   ------------             -------------            -------------
TOTAL LOANS                        6,829   9.39%                  7,190   9.25%            20,350   7.98%           56,498   8.87%

INVESTMENTS-MUNI'S                   713   7.95%                    715   7.54%             2,168   7.52%            4,861   7.51%
FED FUNDS                              0    .00%                      0    .00%                 0    .00%                0    .00%
CORPORATES                         2,217   6.84%                    528   6.49%                 0    .00%            3,947   6.36%
MTG. BACKED PAYDOWNS                                                                                                     0   6.26%
INVEST-CMO'S FLOAT                     0    .00%                      0    .00%                 0    .00%               38   6.55%
INVESTMENTS-ARM'S                      0    .00%                      0    .00%               416   6.34%            2,797   6.97%
INVESTMENTS-GOVT'S                 1,147   6.28%                    545   6.91%             1,803   6.58%            5,894   6.48%
                                  -------------                   ------------             -------------            -------------
TOTAL INVESTMENTS                  4,077   6.88%                  1,788   7.04%             4,387   7.02%           17,537   6.81%

TOTAL EARNING ASSETS              10,906   8.45%                  8,978   8.81%            24,737   7.81%           74,035   8.38%
NON-EARNING ASSETS                     0    .00%                      0    .00%                 0    .00%            6,243    .00%
                                  -------------                   ------------             -------------            -------------
TOTAL ASSETS                      10,906   8.45%                  8,978   8.81%            24,737   7.81%           80,278   7.73%


LIABILITIES SUBJECT TO INTEREST
RATE ADJUSTMENT WITHIN TIME HORIZON

                                IMMEDIATE AND           > 30 DAYS
TYPE OF LIABILITY:              < THAN 30 DAYS          < 90 DAYS        2ND QUARTER        3RD QUARTER       4TH QUARTER
==================              ==============        ============       ===========       =============     =============
NON-INT. BEARING DDA             321     .00%           634   .00%       1,042   .00%         955   .00%        955   .00%
NOW ACCOUNTS                     724    1.95%         1,457  1.95%         698  1.95%         741  1.95%        741  1.95%
NEGOTIATED NOW                     0    3.75%             0  3.75%           0   .00%           0   .00%          0   .00%
MONEY MARKET SAVINGS           1,073    3.56%         2,146  3.56%       1,073  3.56%       1,073  3.56%      1,073  3.56%
                               -------------         ------------       ------------       ------------      ------------
TOTAL DDA ACCOUNTS             2,119    2.47%         4,237  2.47%       2,813  1.84%       2,770  1.90%      2,770  1.90%
TOTAL SAVINGS ACCTS.             523    3.56%           576  3.56%         733  3.56%         733  3.56%        733  3.56%
TOTAL COD                      5,386    5.41%         3,935  5.63%       4,271  5.31%       2,718  5.43%      2,719  5.52%
FED FUNDS & OTHER                  0     .00%             0   .00%         157  6.23%          86  5.73%          0    00%
                               -------------         ------------       ------------       ------------      ------------
TOTAL DEPOSITS                 8,028    4.52%         8,748  3.97%       7,975  3.94%       6,307  3.67%      6,222  3.68%
OTHER LIABILITIES                  0     .00%             0   .00%           0   .00%           0   .00%          0   .00%
                               -------------         ------------       ------------       ------------      ------------
TOTAL LIABILITIES              8,028    4.52%         8,748  3.97%       7,975  3.94%       6,307  3.67%      6,222  3.68%
TOTAL CAPITAL                      0     .00%             0   .00%           0   .00%           0   .00%          0   .00%
                               -------------         ------------       ------------       ------------      ------------
TOTAL LIAB. & CAP.             8,028    4.52%         8,748  3.97%       7,975  3.94%       6,307  3.67%      6,222  3.68%
-------------------------------------------------------------------------------------------------------------------------
GAP FIGURES                    5,282                 -4,423             -2,975              1,023             1,471
CUMULATIVE GAP                 5,282                    859             -2,115             -1,093               378
NET POSITION AS
A % OF TOTAL ASSETS            6.58%                  1.07%             -2.64%             -1.36%              .47%
RSA AS A % OF RSL            165.79%                105.12%             91.45%             96.48%           101.01%


TYPE OF LIABILITY                ANNUAL TOTAL           13 - 36 MTHS     37 - 60 MTHS        OVER 5 YEARS          GRAND TOTAL
=================                ============           ============     ============        ============          ===========
NON-INT. BEARING DDA             3,909    .00%          2,172   .00%     2,172    .00%        434    .00%          8,686   .00%
NOW ACCOUNTS                     4,361   1.95%          1,744  1.95%     1,744   1.95%        872   1.95%          8,722  1.95%
NEGOTIATED NOW                       0   3.75%              0   .00%         0    .00%          0    .00%              0  3.75%
MONEY MARKET SAVINGS             6,439   3.56%          1,610  3.56%     1,073   3.56%      1,610   3.56%         10,732  3.56%
                                -------------          ------------     -------------      -------------         -------------
TOTAL DDA ACCOUNTS              14,709   2.14%          5,526  1.65%     4,989   1.45%      2,916   2.55%         28,140  1.96%
TOTAL SAVINGS ACCTS.             3,299   3.56%          2,175  3.56%     2,040   3.56%      3,043   3.56%         10,557  3.56%
TOTAL COD                       19,029   5.45%          6,522  6.33%     1,095   6.35%          0    .00%         26,646  5.71%
FED FUNDS & OTHER                  243   6.05%          1,941  6.50%       823   6.48%        817   6.10%          3,824  6.38%
                                -------------          ------------     -------------      -------------         -------------
TOTAL DEPOSITS                  37,280   3.98%         16,164  4.38%     8,947   2.99%      6,776   3.43%         69,167  3.89%
OTHER LIABILITIES                    0    .00%              0   .00%         0    .00%          0    .00%          1,078   .00%
                                -------------          ------------     -------------      -------------         -------------
TOTAL LIABILITIES               37,280   3.98%         16,164  4.38%     8,947   2.99%      6,776   3.43%         70,245  3.83%
TOTAL CAPITAL                        0    .00               0   .00%         0    .00%     10,033    .00%         10,033   .00%
                                -------------          ------------     -------------      -------------         -------------
TOTAL LIAB. & CAP.              37,280   3.98%         16,164  4.38%     8,947   2.99%     16,809   1.38%         80,278  3.35%
------------------------------------------------------------------------------------------------------------------------------
GAP FIGURES                        378                 -5,258               31              7,928                      0
CUMULATIVE GAP                                         -4,880           -4,849              3,079
NET POSITION AS
A % OF TOTAL ASSETS               .47%                 -6.08%           -6.04%              3.84%
RSA AS A % OF RSL              101.01%                 90.87%           92.23%            103.89%




CAPITAL RESOURCES

     The adequacy of the Corporation's capital is reviewed regularly to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements.
     Shareholders' equity increased $612,000 or 6.53% to $9,977,000 at September 30, 1997, which represents 12.40% of total assets. These figures do not include the net unrealized gain on available for sale securities. At December 31, 1996, the similar ratio of shareholders' equity to total assets was 11.87%. These measurements indicate the Corporation has a strong capital position.
     The "risk-based" capital to asset ratio, as established by the regulatory authorities, was 20.40% as of September 30, 1997 compared to 19.50% at December 31, 1996 as shown below:

                          Actual           Required           Excess
                    ---------------     -------------     -------------
                       Amount     %      Amount     %      Amount     %
                    ---------------     -------------     -------------
Risk-based capital
September 30, 1997  $10,541,000  20.40  $4,134,000  8.00  $6,407,000 12.40

     Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy.
     It is the opinion of Management that capital and shareholders' equity is and will remain adequate for 1997.

FEDERAL INCOME TAXES

     The provision for Federal income taxes for the nine month periods ended September 30, 1997 and 1996 totaled $361,000 and $339,000 respectively. The increase in taxes is reflective of the increase in taxable income for those periods.

OTHER MATTERS

     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued by the Financial Accounting Standards Board in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The anticipated effect on the consolidated financial statements has yet to be determined.
     The Corporation has created a project task force to examine year 2000 issues and used the steps outlined in the Federal Financial Institutions Examination Council's interagency statement entitled, "Year 2000 Project Management Awareness" as a guideline to insure that all areas affected by this matter are examined and in compliance.
     The Corporation has not had significant dilution from stock options, therefore, the new calculation methods will not affect future basic earnings per share and diluted earnings per share.
     The Corporation declared a two-for-one stock split on October 16, 1997 to shareholders of record as of November 3, 1997.

                                    PART II

Item 1. Legal Proceedings

     There are no material pending legal proceedings to which the Registrant or its subsidiaries, is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended September 30, 1997.

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

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     1. Exhibits required by Item 601 of Regulation S-K

        See Index to Exhibits on page 12.

     2. Reports on Form 8-K.

        No reports on Form 8-K were filed for the three months ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CAPITAL DIRECTIONS, INC.


    Date  October 27, 1997                  By:    /s/ Timothy Gaylord
          ----------------                     ------------------------
                                                   Timothy Gaylord
                                                   President




    Date  October 27, 1997                  By:    /s/ Robert G. Kennedy
          ----------------                     -------------------------
                                                   Robert G. Kennedy
                                                   Treasurer

                               INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

 3 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession - Consolidation Agreement included in Amendment No. 1 to Form S-4 Registration Statement No. 33-20417 and Form S-8 of the Articles of Incorporation, the related Amendment and By-Laws for the Incentive Stock Option Plan filed July 30, 1997.

 4 Instruments Defining the Rights of Security Holders, Including Indentures -- Not applicable

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