Form 10-K405
period 1997-12-31
CAPITAL DIRECTIONS INC
filed 1998-03-31
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
             Of The Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1997     Commission file number 33-20417
                          -----------------                            ---------

                            Capital Directions, Inc.
                            ------------------------
           (Exact name of registrant as specified in its charter)

              MICHIGAN                                38-2781737
-------------------------------         ----------------------------------------
(State of other jurisdiction of         (I.R.S. Employer Indentification Number)
incorporation or organization)

322 South Jefferson St., Mason, Michigan             48854-0130
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (517) 676-0500
                                                     --------------

Securities registered pursuant to Section 12 (b) of the act   NONE
                                                              ------

Securities registered pursuant to Section 12 (g) of the act:  NONE
                                                              ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X    No
                                           ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant estimates that as of March 19, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14,940,608. This is based on a market price of $32.00 per share for the Registrant's stock.

As of March 19, 1998, the registrant had outstanding 595,056 shares of common stock having a par value of $5 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the Year Ended December 31, 1997 (Form 10-K,
Part I, Part II, Part III, and Part IV)

Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998 (Form 10-K, Part III)

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

The Registrant has no substantial assets except the investments in Mason State Bank. The Registrant and its primary subsidiary, Mason State Bank, operate in the banking industry, which accounts for substantially all of their assets, revenues and operating income. Further discussion of the operations of the Registrant and its subsidiaries is discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to the Shareholders, incorporated herein by reference. The Registrant's primary competition is substantially the same as Mason State Bank's as discussed below.

The Bank was organized in 1886 under the laws of Michigan and is subject to the Michigan Banking Code of 1969. It is insured by the Bank Insurance Fund through the Federal Deposit Insurance Corporation. The Bank is regulated by the Michigan Financial Institutions Bureau and the Federal Deposit Insurance Corporation. The Registrant is regulated by the Federal Reserve Board. The Bank's Principal office is located at 322 South Jefferson Street, Mason, Michigan. It operates a branch at 661 North Cedar Street, Mason, Michigan.

Banking services are provided to individuals, businesses, local state and federal governmental units and institutional customers located in Mason and the surrounding areas. Services include demand deposits, savings and time deposits, collections, cash management, night depositories and personal, installment, commercial and real estate loans. The Bank offers a credit card program affiliated with the Visa and MasterCharge Inter-Bank charge card system.

The Bank maintains a correspondent relationship with several of the major banks in the Detroit area and elsewhere, in order to provide for the clearance of checks, the transfer of funds, and the periodic purchase and sale of Federal funds, and participation in large loans which would be beyond the Bank's legal lending limit if made by the Bank alone.

The Bank has full and part-time employees (39 full-time equivalents) and owns its main office and bank premises. The Bank operates primarily within Ingham County. Competing with the Bank in Ingham County are several other commercial banks and financial institutions, some of which have significantly greater total resources than the Bank.

Item 1.  Business-Statistical Disclosure

     I. (A)  Distribution of assets, liabilities and
             shareholders'equity;

        (B)  Interest rates and interest differential

             The following table sets forth average balances for major categories of interest earning assets and interest bearing liabilities, the interest earned (on a fully taxable equivalent basis) or paid on such amounts, and average interest rates earned or paid thereon.


                                                          1997                              1996
                                             ------------------------------- ------------------------------
                                             Average                Yield/     Average              Yield/
                                             balance    Interest     rate      balance    Interest   rate
                                             -------    --------     ----      -------    --------   ----
ASSETS                                                                 (Dollars in thousands)
Loans, including fees (1)                   $   54,870  $   4,962        9.04%  $  49,507  $  4,455     9.00%
Taxable investment
  securities . . . . . . . . . . . . . .        12,893        878        6.81      14,262       939     6.58
Non-taxable investment
  securities (2) . . . . . . . . . . . .         4,545        357        7.85       5,105       394     7.72
Federal funds sold . . . . . . . . . . .         1,295         68        5.25       2,154       115     5.34
                                            ----------  ---------               ---------  --------
Total interest earning assets  . . . . .        73,603      6,265        8.51%     71,028     5,903     8.31%

Cash and due from banks  . . . . . . . .         2,710                              2,786
Other assets, net  . . . . . . . . . . .         3,074                              2,298
                                            ----------                          ---------
Total non-interest earning
  assets . . . . . . . . . . . . . . . .         5,784                              5,084

     Total assets  . . . . . . . . . . .    $   79,387                          $  76,112
                                            ==========                          =========

LIABILITIES
Interest bearing demand
  deposits . . . . . . . . . . . . . . .    $    9,299        182        1.96%  $  10,328       220     2.13%
Savings deposits . . . . . . . . . . . .        16,586        487        2.94      17,093       489     2.86
Time deposits under $100,000                    21,133      1,213        5.74      21,378     1,225     5.73
Time deposits of $100,000 or
  more . . . . . . . . . . . . . . . . .         8,551        493        5.77       6,686       380     5.68
Other borrowings . . . . . . . . . . . .         3,501        219        6.26       2,093       129     6.16
                                            ----------  ---------               ---------  --------
  Total interest bearing
    liabilities  . . . . . . . . . . . .        59,070      2,594        4.39%     57,578     2,443     4.24%

Demand deposits                                  8,674                              8,515
Other liabilities                                1,743                              1,054
Shareholders' equity . . . . . . . . . .         9,900                              8,965
                                            ----------                          ---------
  Total non-interest bearing
    liabilities and equity . . . . . . .        20,317                             18,534
                                            ----------                          ---------
  Total liabilities and equity . . . . .    $   79,387                          $  76,112
                                            ==========                          =========

Net interest income  . . . . . . . . . .                $   3,671                          $  3,460
                                                        =========                          ========
Net yield on interest earning
  assets (2) . . . . . . . . . . . . . .                                 4.99%                          4.87%
                                                                         ====                           ====

         (1)  Average balances for loans include non-accrual loans.
              The inclusion of non-accrual loans and fees does not have a material effect on either the average balance or the average interest rate.

         (2) Interest on non-taxable investment securities is reflected on a fully tax equivalent basis using an effective tax rate of 34% for 1997 and 1996.

I. (C.)  Interest rates and differential

         The following table summarizes the changes in interest income (on a fully taxable equivalent basis) and interest expense resulting from changes in volume and changes in rates:

----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                  1997 COMPARED TO 1996                     1996 COMPARED TO 1995
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME                            VOLUME(1)    RATE(1)        TOTAL         VOLUME(1)    RATE(1)        TOTAL
Loans                                           $485        $22         $507            ($145)      ($83)       ($228)
Taxable investment securities                    (92)        31          (61)             191         46          237
Non-taxable investment securities(2)             (44)         7          (37)             (17)        23            6
Federal funds sold                               (45)        (2)         (47)              25         (9)          16
                                           ---------    -------        -----         --------     ------        -----
  Total interest income                          304         58          362               54        (23)          31

INTEREST EXPENSE
Interest bearing demand deposits                 (21)       (17)         (38)             (17)       (23)         (40)
Savings deposits                                 (15)        13           (2)              15        (18)          (3)
Time deposits under $100,000                     (14)         2          (12)             (67)        16          (51)
Time deposits of $100,000 or more                107          6          113               27        (12)          15
Other borrowings                                  88          2           90               79          2           81
                                           ---------    -------        -----         --------     ------        -----
  Total interest expense                         145          6          151               37        (35)           2

Net interest income                             $159        $52         $211              $17        $12          $29
                                           ---------    -------        -----         --------     ------        -----

       (1) The change in interest due to both volume and rate has been allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

       (2) Interest on tax-exempt investment securities is based on a fully taxable equivalent basis.


II.      Investment portfolio

    (A) A table of carrying values of the investment portfolio as of December 31, 1997 and 1996 is set forth in Note 3 on pages 17 and 18 of the 1997 Annual Report to Shareholders. Such information is incorporated herein by reference.

    (B) The following table shows the relative maturities and weighted yields of investment securities at December 31, 1997: (dollars in thousands)

                                Held-to-maturity

                                   1 Year or less       1 Year - 5 Years    5 Years - 10 Years    After 10 Years
                                  Amount      Yield     Amount    Yield     Amount       Yield    Amount    Yield
                                  ------      -----     ------    -----     ------       -----    ------    -----
U.S. Government
  agencies (2)                    $                    $  1,184   6.62%    $     672     6.78%   $  1,052   8.28%
States and
  Political Subdivisions
    Non-taxable (1)                     853   7.15%        1,135  7.84%           892    8.70%       1,204  8.26%
    Taxable                             455   6.60%
Collateralized
  mortgage
  obligations (2)                                                                                       36  6.49%

                                 ---------             --------            ---------             --------
    Total                        $   1,308    6.96%    $  2,319   7.22%    $   1,564     7.88%   $  2,292   8.25%
                                 =========             ========            =========             ========

                               Available-for-sale

                                   1 Year or Less       1 Year - 5 Years    5 Years - 10 Years
                                  Amount      Yield     Amount     Yield    Amount       Yield
                                  ------      -----     ------     -----    ------       -----
U.S. Government
  agencies (2)                   $   1,499    6.40%    $  1,289    6.52%   $     709     6.68%
Corporate securities (2)                                  2,774    6.76%
                                 ---------             --------            ---------

    Total                        $   1,499    6.40%    $  4,063    6.68%   $     709     6.68%
                                 =========             ========            =========


              (1) Weighted average yield adjusted to a taxable equivalent basis using a federal income tax rate of 34 percent.

              (2) Mortgage Backed Securities, Collateralized Mortgage Obligations, and Corporate Securities, as reflected in the above schedules, consider anticipated prepayments and calls.

      (C) The Registrant held no investment securities of a single issuer, except U.S.Government and Agency Securities, in an amount greater than ten percent of shareholders' equity as of December 31, 1997.
III.   Loan Portfolio

      (A) A table of loans outstanding as of December 31, 1997 and 1996 is set forth in Note 4 of page 19 of the 1997 Annual Report to Shareholders. Such information is incorporated herein by reference.

          The loan portfolio is systematically reviewed and the results reported to the Board of Directors of the Registrant. The purpose of these reviews is to assist in assuring proper loan documentation, to provide for the early identification of potential problem loans and to help ensure the adequacy of the allowance for loan losses.

      (B) The following table sets forth the remaining maturity of total loans outstanding (excluding real estate mortgages, installment and lease financing) at December 31, 1997, according to scheduled payments of principal (in thousands) and considering the banks "rollover policy."(1)

(In thousands)

                                         1 Year         1 Year -       After
                                        or less         5 Years       5 Years       Total
                                        --------        -------       ------       ------
Commercial and agricultural               $1,867         $1,763         $611       $4,241
                                        ========        =======        =====       ======




           The following table sets forth commercial and agricultural loans due after one year, which have predetermined interest rates and/or adjustable interest rates at December 31, 1997.

                                                       Fixed     Adjustable
                                                        rate        rate         Total
                                                       ------    ----------      ------
(In thousands)
     Due after one but within five years                 $651       $1,112       $1,763
     Due after five years                                 239          372          611
                                                       ------    ----------      ------
       Total                                             $890       $1,484       $2,374
                                                       ======    ==========      ======

              (1) The "rollover policy" is to generally write terms of these loans for a shorter time then the expected payments. The purpose of this is to re-evaluate the term and credit of the respective borrower. We estimate that this happens on approximately 80% of these borrowings and is reflected as such in this schedule.

III. Loan Portfolio

     (C) Risk elements

        (1)  Nonaccrual, past due, impaired and restructured loans

             A table and discussion of nonaccrual, past due, impaired and restructured loans for the years ended December 31, 1997 and 1996 is in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5, 6 and 7 under Provision and Allowance for Loan Losses, Note 1 under "Loans" and "Allowance for Loan Losses" on pages 15 and 16 and in Note 5 on page 19 in the 1997 Annual Report to the Shareholders. Such information is incorporated herein by reference.

             Gross interest income that would have been recorded in 1997 on such loans if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination was $8,363. No income was included in interest income on these loans in 1997.

        (2)  Potential problem loans
             There are no material loans that are current as to which management has serious doubts as to the ability of the borrower to comply with the loan repayment terms, or which are expected to need adjustments in their repayment terms, or which are believed to require additional provisions for loan losses.

        (3)  Foreign outstandings

             There were no foreign outstandings as of December 31, 1997 and 1996.

        (4)  Loan concentrations

             There were no concentrations of loans exceeding 10% of total loans that have not been already disclosed as a category at December 31, 1997.

      (D)  Other interest-bearing assets

           As of December 31, 1997, there were no other interest-bearing assets that would be required to be disclosed under Item III, Parts (C) (1) or (C) (2) of the loan portfolio listing if such assets were loans.

Item 1. Business
IV.  Summary of Loan Loss Experience

      (A) The following table sets forth loan allowance balances and summarizes changes in the allowance for loan losses for each of the two years ended December 31

                   Analysis of the allowance for loan losses

(Dollars in thousands)                            1997           1996
                                                  ----           ----
Balance, beginning of period                      $1,020           $995
                                               ---------       --------
Loans charged-off
  Commercial and agricultural                          7              0
  Real estate-construction                             0              0
  Real estate-mortgages                                0              0
  Lease financing                                      0              0
  Installment and others                              19             68
                                               ---------       --------
    Total                                             26             68

Recoveries of loans charged off
  Commercial and agricultural                          6             28
  Real estate-construction                             0              0
  Real estate-mortgages                                0              0
  Lease financing                                      0              0
  Installment and others                              35             65
                                               ---------       --------
    Total                                             41             93

Net charge-offs (recoveries)                        (15)           (25)

Additions charged to operations                        0              0
                                               ---------       --------

Balance at end of period                          $1,035         $1,020
                                               =========       ========


Average gross loans outstanding                  $54,870        $49,507
                                               =========       ========

Ratio of net charge-offs (recoveries)
  during the period to average gross
  loans outstanding during the period             -0.03%         -0.05%
                                               =========       ========


      Further discussion of the provision and allowance for loan losses as well as non-performing and impaired loans is presented in "Management's discussion and analysis of financial condition and results of operations" on pages 5, 6 and 7 Note 1 on page 15 and 16 and Note 5 on page 19 in The 1997 Annual Report to the Shareholders, incorporated herein by reference.

       (B) The following table presents an allocation for loan losses to the various loan categories at December 31:

                                                      1997                            1996
                                         ------------------------------    -----------------------------
                                                               % of                            % of
                                          Allowance          Loans to      Allowance           Loans to
(In thousands)                             Amount           Total Loans     Amount           Total Loans
                                         ----------         -----------    ---------        ------------
Commercial and agricultural              $       74               6.92%    $      55              8.60%
Real estate-mortgages                             4              87.21             3             84.18
Installment and other                             7               5.87             8              7.22
Unallocated                                     950                N/A           954               N/A
                                         ----------         -----------    ---------        ------------
  Total                                  $    1,035             100.00%    $   1,020            100.00%
                                         ==========         ===========    =========        ============

        All the allowance allocations above were deemed by management to be amounts reasonably necessary to provide for the possibility of future losses being incurred in the various loan categories.

V.      Deposits

        The following table sets forth average deposit balances and the weighted average rate paid for each of the two years ended December 31:

                                                    1997                            1996
                                        -----------------------------    ---------------------------
                                                     Average                        Average
(Dollars In thousands)                    Balance              Rate       Balance             Rate
                                        ------------        ---------    ---------         ---------
Non interest-bearing demand deposits    $     8,674                      $   8,515
Interest-bearing demand deposits              9,299            1.96%        10,328            2.13%
Savings deposits                             16,586            2.94         17,093            2.86
Time deposits under $100,000                 21,133            5.74         21,378            5.73
Time deposits of $100,000 or more             8,551            5.77          6,686            5.68
                                        ------------                     ---------
  Total                                 $    64,243            3.70%     $  64,000            3.62%
                                        ============                     =========


        The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 1997:

                (In thousands)
                Three months or less                            $5,527
                Over three months through six months             1,677
                Over six months through one year                   226
                Over one year                                    1,848
                                                                ------
                Total                                           $9,278
                                                                ======

        As of December 31, 1997 the registrant had no foreign deposits.

VI.      Return on Equity and Assets

         The following table presents the ratios indicated for the years ended
         December   31:

                                                                        1997            1996
                                                                        ----            ----
        Net income to average total assets                              1.56%           1.49%
        Net income to average shareholders' equity                     12.47           12.67
        Cash dividend payout ratio per share                           33.65           29.84
        Average shareholders' equity to average total assets           12.47           11.78

VII.  Short Term Borrowings - Not applicable.

Item 2. Properties
        The Bank owns the land on which the Bank's main office is located. The land measures 85' by 170' and bears the municipal address of 322 South Jefferson Street, Mason, Michigan. The permanent building, also owned by Mason State Bank has approximately 6,800 square feet, including banking facilities, storage and personnel lounge areas. This brick structure was built in the mid 1800's and has gone through several remodelings, the last one being in 1986 and is in good general condition. A parking area with spaces to accommodate 20 vehicles occupies part of the property; part is occupied by two drive-in banking stations.

        The Bank also owns the land used as a Branch office. The land measures 368' by 297' and bears the municipal address of 661 North Cedar Street, Mason, Michigan. The permanent building, built in the 1960's, also owned by Mason State Bank measures approximately 2,400 square feet, including banking facilities, storage and personnel lounge areas. This building is also in good condition. A parking area with spaces to accommodate 24 vehicles occupies part of the property; part is occupied by 4 drive-in banking stations.

        The Registrant operates its business at the same address as Mason State Banks' main office. As of March 19, 1998, the Registrant owned no properties.

        There are no liens or mortgages on the above mentioned properties.

Item 3. Legal Proceedings

        There are no material pending legal proceedings to which the Registrant or its subsidiaries is a party or to which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Additional Item - Executive Officers

Executive officers of the Registrant are appointed annually by the Board of Directors at the meeting of Directors following the Annual Meeting of Shareholders. There are no family relationships among these officers and/or Directors of the Registrant or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

The following sets forth certain information with respect to the Registrant's executive Officers and Directors as of December 31, 1997.


                                Position with         First elected as an
Name (Age)                       Registrant         officer of the registrant
----------                      -------------       -------------------------
Douglas W. Dancer (57)          Chairman                      1990

Gerald Ambrose (48)             Vice Chairman                 1994

Timothy P. Gaylord (43)         President and C.E.O.          1995

George A. Sullivan (65)         Secretary                     1988

Mr. Dancer is a Director of the registrant and Chairman of the Board of Directors of Mason State Bank.

Mr. Ambrose is a Director of the registrant and Vice Chairman of the Board of Directors of Mason State Bank.

Mr. Gaylord is a Director of the registrant and President and Chief Executive Officer of Mason State Bank.

Mr. Sullivan is a Director of the registrant and Secretary of the Board of Directors of Mason State Bank.

                                    PART II

I. The information required by this item appears in the Capital Directions, Inc. Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference, as follows:

                                                                    Pages in 1997
                                                                    Annual Report
                                                                    -------------
Item 5.  Market for registrant's common equity
         and related stockholders matters                                 3

Item 6.  Selected financial data                                          4

Item 7.  Management's discussion and analysis of
         financial condition and results of operations                  5 - 9

Item 7a. Quantitative and qualitative disclosures about             Not required as
         market risk                                                company meets
                                                                    requirements to be a
                                                                    small business filer

Item 8.  Financial statements and supplementary data                   10 - 25

Item 9.  Changes in and disagreements with accountants
         on accounting and financial disclosure                          None


                                    PART III


The information required by this item is included in the Capital Directions, Inc. 1998 Proxy Statement, dated April 1, 1998, and is incorporated herein by reference, as follows:

                                                                Pages in 1997
                                                               Proxy Statement
                                                               ---------------
Item 10.   Directors and executive officers of the registrant       4 - 5

           (In addition, reference is made to additional item - executive officers under Part I of this Form 10-K report on page 12)

Item 11.   Executive compensation                                   6 - 8

Item 12.   Security ownership of certain beneficial owners
           and management                                           3 - 4

Item 13.   Certain relationships and related transactions             9


     The information appearing in the Corporation's Proxy Statement and in Note 4 on page 19 of the Notes to Consolidated Financial Statements of the 1997 Annual Report to Shareholders is incorporated herein by reference in response to this item.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on

          Form 8-K

(a)  The following documents are filed as part of this report:

   1.   The following consolidated financial statements of Capital
        Directions, Inc. included in the 1997 Annual Report to Shareholders for the year ended December 31, 1997, are incorporated herein by reference in Item 8:

                                                                  Pages in 1997
                                                                  Annual Report
                                                                  -------------
      Consolidated balances sheets -
       December 31, 1997 and 1996                                      11

      Consolidated statements of income for the years ended
       December 31, 1997, 1996 and 1995                                12

      Consolidated statements of cash flows for the years
       ended December 31, 1997, 1996 and 1995                          13


                                                                  Pages in 1997
                                                                  Annual Report
                                                                  -------------
          Consolidated statements of changes in shareholders'
          equity for the years ended December 31, 1997, 1996
          and 1995                                                        14

          Notes to consolidated financial statements                    15 - 25

          Report of Independent Auditors                                  10

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

                (b) Directors Deferred Compensation Plans (previously filed as
                    Exhibits included in Capital Directions, Inc.'s 1988 10-K report dated March 29, 1989).

                (c) Supplementary Executive Retirement Plan (previously filed as Exhibits included in Capital Directions, Inc.'s 1988 10-K report dated March 29, 1989).

         (13) Annual Report to Shareholders for the year ended December 31, 1997 (filed herewith).

         (22) Subsidiaries of registrant (previously filed as Exhibits included in Capital Directions, Inc.'s 1988 10-K report dated March 29, 1989).

         (23)   Consents of experts.  Consent of Crowe, Chizek and Company LLP.

         (27)   Financial Data Schedule for EDGAR filer.

(b)  Reports of Form 8-K

                     No reports of Form 8-K were filed during the last quarter of the year covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1998.


CAPITAL DIRECTIONS, INC.

     /s/  Timothy P. Gaylord            Timothy P. Gaylord
----------------------------------      (President and Chief Executive Officer)

     /s/  Lois A. Toth                  Lois A. Toth
----------------------------------      (Treasurer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities indicated on March 19, 1998.


     /s/  Douglas W. Dancer             Douglas W. Dancer
----------------------------------      Chairman of Board of Directors


     /s/  Gerald Ambrose                Gerald Ambrose
----------------------------------      Vice Chairman of Board of Directors


     /s/  George A. Sullivan            George A. Sullivan
----------------------------------      Secretary of Board of Directors


     /s/  Timothy P. Gaylord            Timothy P. Gaylord
----------------------------------      President and Chief Executive
                                        Officer

     /s/  Marvin B. Oesterle            Marvin B. Oesterle
----------------------------------      Director


     /s/  Paula Johnson                 Paula Johnson
----------------------------------      Director

                               Index to Exhibits


The following exhibits are filed or incorporated by reference as part of this report:

 3(A) Articles of Incorporation of the Registrant as currently in effect and any amendments thereto (Incorporated herein by reference to exhibit 3(A) of the Registrants' form S-4 Registration Statement dated March 17, 1988 No. 33-20417).

 3(B) Bylaws of the Registrant as currently in effect and any amendments thereto(Incorporated herein by reference to exhibit 3(B) of the Registrants' form S-4 Registration statement dated March 17, 1988 No. 33-20417).

 10(A) Incentive Compensation Plans (Incorporated herein by reference to exhibit 10(A) to Registrants' Report on Form 10-K for the year ended December 31, 1988 and December 31, 1993 [1988 and 1993 10-K Report]).

 10(B) Directors Deferred Compensation Plan (Incorporated herein by reference to exhibit 10(B) to Registrants' Report on From 10-K for the year ended December 31, 1988 [1988 10-K Report]).

 10(C) Supplementary Executive Retirement Plan (Incorporated herein by reference to exhibit 10(C) to Registrants' Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

  13 Annual Report to Shareholders for the year ended December 31, 1997 (filed herewith).

  22   List of Subsidiaries (Incorporated herein by reference to exhibit 22 to Registrants' Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

  23   Consents of experts.  Consent of Crowe, Chizek and Company LLP.

  27   Financial Data Schedule for EDGAR filer.