Form 10-Q
period 1998-03-31
CAPITAL DIRECTIONS INC
filed 1998-05-14
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

For the quarter ended   March 31, 1998  Commission file number 33-20417
                      -----------------                        --------

                            Capital Directions, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Michigan                                       38-2781737
-------------------------------          ---------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

322 South Jefferson St., Mason, Michigan                         48854-0130
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:          (517) 676-0500
                                                             --------------

                                      None
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---


As of April 20, 1997 the registrant had outstanding 595,056 shares of common stock having a par value of $5 per share.

                            CAPITAL DIRECTIONS, INC.
                               INDEX TO FORM 10-Q

                                                                          Page
                                                                          Number
PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Balance Sheets
             March 31, 1998 and December 31, 1997 ......................... 1

             Consolidated Statements of Income for the Three Month
             Periods ended March 31, 1998 and 1997......................... 2

             Consolidated Statements of Cash Flows for the Three Month
             Periods ended March 31, 1998 and 1997......................... 3

             Consolidated Statements of Changes in Shareholders' Equity
             for the Three Months Ended March 31, 1998..................... 4

             Notes to Interim Consolidated Financial Statements............ 5-6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................... 6-10

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings............................................. 11
    Item 2.  Changes in Securities......................................... 11
    Item 3.  Defaults Upon Senior Securities............................... 11
    Item 4.  Submission of Matters to a Vote of Security Holders........... 11
    Item 5.  Other Information............................................. 11
    Item 6.  Exhibits and Reports on Form 8-K.............................. 11
    Item 7.  Signatures.................................................... 12
             Index to Exhibits............................................. 13

                           CAPITAL DIRECTIONS, INC.
                         CONSOLIDATED BALANCE SHEETS


(In thousands)                                          March 31, December 31,
                                                            1998      1997
                                                        --------- -----------
                                                        (Unaudited)
ASSETS
  Cash and non interest bearing deposits                  $ 2,959   $ 2,188
  Federal funds sold                                        1,250         0
                                                          -------   -------
          Total cash and cash equivalents                   4,209     2,188
  Securities available for sale                             6,872     6,271
  Securities held to maturity (fair value of $7,016 as of
    March 31, 1998 and $7,705 as of December 31, 1997)
      U.S. Government and agencies                          2,658     2,944
      State and municipal                                   4,149     4,539
  Federal Home Loan Bank (FHLB) stock                         364       364
                                                          -------   -------
          Total securities                                 14,043    14,118
  Loans:
    Commercial and agricultural                             3,487     4,241
    Installment                                             3,382     3,601
    Real estate mortgages                                  56,836    53,492
                                                          -------   -------
          Total loans                                      63,705    61,334
    Allowance for loan losses                             (1,034)   (1,035)
                                                          -------   -------
          Net loans                                        62,671    60,299
  Premises and equipment, net                                 617       618
  Accrued income and other assets                           2,870     2,734
                                                          -------   -------
          Total assets                                    $84,410   $79,957
                                                          =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
    Deposits:
      Non interest bearing                                $ 8,471   $ 8,322
      Interest bearing                                     57,521    56,099
                                                          -------   -------
          Total deposits                                   65,992    64,421
    Federal funds purchased                                     0       450
    Long-term FHLB borrowings                               6,684     3,670
    Other liabilities                                       1,324     1,200
                                                          -------   -------
          Total liabilities                                74,000    69,741
  Shareholders' equity
    Common stock:  $5 par value, 1,300,000 shares
    authorized; 595,056 shares outstanding                  2,975     2,975
    Additional paid in capital                              2,561     2,561
    Retained earnings                                       4,843     4,652
    Net unrealized gains/(losses) on securities available
    for sale, net of tax of $16 as of March 31, 1998 and
    $14 as of December 31, 1997                                31        28
                                                          -------   -------
          Total shareholders' equity                       10,410    10,216
          Total liabilities and shareholders equity       $84,410   $79,957
                                                          =======   =======


See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
(In thousands, except per share data)                           1998       1997
                                                                ----       ----
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                                 $  1,361   $  1,158
  Federal funds sold                                               24          9
  Securities:  Taxable - available for sale                       121        153
               Taxable - held to maturity                          55         73
               Tax exempt - held to maturity                       52         64
  Dividends on FHLB stock                                           7          7
  Other interest income                                             0          2
                                                             --------   --------
          Total interest and dividend income                    1,620      1,466
INTEREST EXPENSE
  Deposits                                                        613        566
  Federal funds purchased                                           1          9
  Long-term FHLB borrowings                                        93         29
                                                             --------   --------
          Total interest expense                                  707        604
                                                             --------   --------
Net interest income                                               913        862
                                                             --------   --------
Provision for loan losses                                         (8)          0
                                                             --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               921        862
NON INTEREST INCOME
  Service charges on deposits                                      68         63
  Net gain (loss) on sale and call of securities                  (13)         7
  Net gain on sales of loans                                        1          7
  Other income                                                     65         58
                                                             --------   --------
          Total non interest income                               121        135
NON INTEREST EXPENSE
  Salaries and employee benefits                                  369        343
  Premises and equipment                                           78         83
  Other operating expense                                         170        161
                                                             --------   --------
          Total non interest expense                              617        587

INCOME BEFORE INCOME TAX EXPENSE                                  425        410
INCOME TAX EXPENSE                                                122        115
                                                             --------   --------

NET INCOME                                                   $    303   $    295
                                                             ========   ========

AVERAGE COMMON SHARES OUTSTANDING                             595,056    594,856
BASIC EARNINGS PER COMMON SHARE                                  0.51       0.50
DILUTED EARNINGS PER COMMON SHARE                                0.51       0.49
DIVIDENDS PER SHARE OF COMMON STOCK, DECLARED                    0.21       0.16


See accompanying notes to consolidated financial statements.

                           CAPITAL DIRECTIONS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           Three Months Ended
                                                                March 31,
(In thousands)                                           1998               1997
                                                         ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $   303             $   295
  Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation                                          28                  23
      Provision for loan losses                             (8)                  -
      Net amortization (accretion) on securities            10                  18
      Net gain (loss) on sales of loans                     (1)                 (7)
      Net gain (loss) on sales of securities                13                  (7)
      Changes in assets and liabilities:
        Accrued interest receivable                        (42)                (67)
        Accrued interest payable                             7                  (1)
        Other assets                                       (94)                (86)
        Other liabilities                                  117                 155
                                                       -------             -------
      Net cash from operating activities                   333                 323

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available for sale:
    Purchases                                           (2,444)                  -
    Maturities, call and principal payments              1,834                 225
  Securities held to maturity:
    Purchases                                                -                   -
    Maturities, call and principal payments                675                 623
  Proceeds from sale of non-residential loans               53                 180
  Net change in loans                                   (2,425)                113
  Premises and equipment expenditures                      (27)                 (1)
                                                       -------             -------
          Net cash from investing activities            (2,334)              1,140
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                 1,571              (4,051)
  Federal funds purchased                                 (450)                  -
  Proceeds from long-term FHLB borrowings                3,100               1,000
  Repayment of long-term FHLB borrowings                   (86)                (86)
  Dividends paid                                          (113)                (98)
                                                       -------             -------
          Net cash from financing activities             4,022              (3,235)
                                                       -------             -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                  2,021              (1,772)
Cash and cash equivalents at beginning of year           2,188               5,477
                                                       -------             -------
CASH AND CASH EQUIVALENTS AT MARCH 31                  $ 4,209             $ 3,705
                                                       =======             =======

Supplemental disclosure of cash flow information
  Cash paid during the year for:
    Interest                                           $   606             $   605
    Income taxes - federal                             $   130             $   124



See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC

                           CONSOLIDATED STATEMENT OF
                 CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
              For the three months ended March 31, 1998 and 1997

                                                                                     Accumulated
                                                                                       Other
                                            Common       Paid In         Retained   Comprehensive
                                            Stock         Capital        Earning       Income         Total
                                            -----         -------        -------       ------         -----
Balance, January 1, 1997                   $ 1,487        $ 2,559        $ 5,319       $   32        $  9,397
Net income                                                                   295                          295
Unrealized gain (loss) on securities,                                                      (2)             (2)
   net of tax                                                                                        --------
Comprehensive income                                                                                      293
Cash dividends ($ .16 per share)                                             (98)                         (98)
                                           -------        -------        -------       ------        --------

Balance, March 31, 1997                    $ 1,487        $ 2,559        $ 5,516       $   30        $  9,592
                                           =======        =======        =======       ======        ========


Balance, January 1, 1998                   $ 2,975        $ 2,561        $ 4,652       $   28        $ 10,216
Net income                                                                   303                          303
Unrealized gain (loss) on securities,                                                       3               3
   net of tax                                                                                        --------
Comprehensive income                                                                                      306
Cash dividends ($ .19 per share)                                            (112)                        (112)
                                           -------        -------        -------       ------        --------

Balance, March 31, 1998                    $ 2,975        $ 2,561        $ 4,843       $   31        $ 10,410
                                           =======        =======        =======       ======        ========



See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 1998 and December 31, 1997, the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997, and the change in shareholders' equity for the three month periods ended March 31, 1998 and 1997.

2. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year end 1997, included in the Registrant's 1997 Annual Report.


4. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers' inability to comply with the original terms. As of March 31, 1998, non-performing loans totaled $102,000 or .19% of total loans. This represents a decrease of $89,000 from the $209,000 balance at December 31, 1997.

                                                     March 31,     December 31,
               Non-performing loans                     1998           1997
               -----------------------------         ---------     ------------
               Non-accrual                           $  10,000       $  48,000
               90 days or more past due                 99,000         161,000
               Renegotiated                             11,000             ---
                                                     ---------       ---------
                                                     $ 120,000       $ 209,000
                                                     =========       =========

    The renegotiated loans are in compliance with the modified terms.

    A loan is considered impaired when full collection of principal and interest is not expected. There were no impaired loans in the portfolio at March 31, 1998 or December 31, 1997.

5. A summary of the activity in the allowance for loan losses for the three months ended March 31, follows:

    (In thousands)                                    1998           1997
                                                      ----           ----
    Balance - beginning of period                    $1,035         $1,020
    Provision charged to operating period                (8)             0
    Loans charged-off                                    (1)            (1)
    Recoveries                                            8             13
                                                     ------         ------
      Balance, end of period                         $1,034         $1,032
                                                     ======         ======

6. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of financial condition and results of operations provides additional information to assess the Consolidated Financial Statements of the Registrant and its wholly-owned subsidiaries. The discussion should be read in conjunction with those statements.

    The company is not aware of any market or institutional trends, events or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein.

    FINANCIAL CONDITION

    Total assets at March 31, 1998 increased from December 31, 1997 by 5.57% or $4,453. This increase resulted primarily from strong growth in mortgage lending. This growth was funded largely by an increase in Federal Home Loan Bank borrowings.

    The allowance for loan losses remains strong . At March 31, 1998 the allowance was equal to 1.65% of average total loans outstanding, down slightly from 1.69% at December 31, 1997.


    RESULTS OF OPERATIONS

    Net income for the three months ended March 31, 1998 totaled $303,000 compared to $295,000 in 1997. Basic earnings per share for 1998 were $.51 compared to $.50 for the same period in 1997. Diluted earnings per share were $.51 for 1998 compared to $.49 in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Net interest income increased 5.9% or $51,000 compared to 1997. The increase is primarily a result of growth in the mortgage loan portfolio. Loans grew by $2,371,000 during the first quarter of 1998 compared to a decline in loan balances of $274,000 for the same period in 1997.

    Net interest margin for the first three months of 1998 was 4.70% compared to 4.94% for the same period in 1997. Lower rates, particularly in the mortgage lending area contributed to the decline in margin.

    A decrease of $14,000 in non interest income for the first three months of 1998, compared to the same period in 1997, is due primarily to a loss of $13,000 incurred on the sale of a security.

    Non interest expense for the first three months of 1998 increased $30,000 compared to the same period in 1997. This is due primarily to increased salary and benefit expenses as well as increased marketing and data processing costs.

    The provision for loan losses was reduced $8,000 for the first three months of 1998. This reduction corresponded directly to the recoveries booked thus far in 1998 and is in response to the previous five consecutive years of net recoveries. The 1997 provision for the same period was $0.

    The federal income tax provision for the first three months of 1998 was $122,000, up from $115,000 for the same period in 1997. This increase reflects a higher taxable income for 1998.

    LIQUIDITY AND INTEREST RATE SENSITIVITY

    The primary objective of asset/liability management is to assure the maintenance of adequate liquidity and maximize net interest income by maintaining appropriate maturities and balances between interest sensitive earning assets and interest bearing liabilities. Liquidity management insures sufficient funds are maintained to meet the cash withdrawal requirements of depositors and the credit demand of borrowers.

    Sources of liquidity include federal funds sold, investment security maturities and principal payments. A net average balance of $1,805,000 in federal funds sold was maintained during the first quarter of 1998. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. In January of 1998, the Bank used this source of funding to offset new mortgage loan demand. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowing and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

    At March 31, 1998 the securities available for sale were valued at $6,872,000. It is not anticipated that management will use these funds due to the optional sources available.

    Interest rate sensitivity management seeks to maximize net interest margins through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the "rate sensitive position" or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as "GAP" and its handing as "GAP Management". At March 31, 1998, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 100.19%.

    The table shows the Bank's GAP position as of March 31, 1998. The Bank has an asset sensitive position of $69,000, which indicates higher net interest income may be earned if rates increase during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control.



GAP Measurement
(Dollars in thousands)
                                                                                                              Over
                            0-30      31-90    Second    Third     Fourth    Annual     1 - 3      3 - 5      Five
          ASSETS            Days      Days     Quarter   Quarter   Quarter   Total      Years      Years      Years      Total
--------------------------- ----      -----    -------   -------   -------  --------   --------   --------   --------   --------
Loans                      $10,263   $ 4,241   $ 5,117   $ 5,267   $ 4,522  $ 29,410   $ 10,140   $ 13,599   $ 16,693   $ 69,842
Loan repayment offset            -         -         -         -         -         -          -          -          -     (6,148)
Allowance for loan
  losses                         -         -         -         -         -         -          -          -          -     (1,034)
Federal funds sold           1,250         -         -         -         -     1,250          -          -          -      1,250
Investments(1)               1,082     2,349     1,103       565       225     5,324      4,597        809      4,113     14,843
Mortgage-backed repayments                                                                                                  (800)
Other non-earning assets                                                                                                   6,373
                           -----------------------------------------------------------------------------------------------------

  Total                    $12,595   $ 6,590   $ 6,220   $ 5,832   $ 4,747  $ 35,984   $ 14,737   $ 14,408   $ 20,806   $ 84,326

        LIABILITIES
---------------------------

Non interest bearing
  deposits                     314       619     1,017       932       932     3,814      2,119      2,119        424      8,476
Interest bearing
  deposits                   8,915     6,634     6,289     4,361     5,761    31,960     13,639      6,415      5,506     57,520
Federal funds purchased          -         -         -         -         -         -          -          -          -          -
Long-term FHLB
  borrowings                     -         -         -         -       141       141      2,915      3,625          -      6,681
Other liabilities                -         -         -         -         -         -          -          -          -      1,326
Capital                                                                            -                           10,323     10,323
                           -----------------------------------------------------------------------------------------------------

  Total                    $ 9,229   $ 7,253   $ 7,306   $ 5,293   $ 6,834  $ 35,915   $ 18,673   $ 12,159   $ 16,253   $ 84,326

GAP                        $ 3,366   $  (663)  $(1,086)  $   539   $(2,087) $     69   $ (3,936)  $  2,249    $ 4,553   $      -

Cumulative GAP               3,366     2,703     1,617     2,156        69        69     (3,867)  (  1,618)     2,935          -

GAP Ratio                  136.47%    90.86%    85.14%   110.18%    69.46%   100.19%     78.92%    118.50%    128.01%          -


(1)  Maturities reflect probable prepayments and calls.


CAPITAL RESOURCES

The Corporation's capital adequacy is reviewed continuously. This ensures both compliance with regulatory requirements and availability of sufficient capital to meet current and future funding needs.

Shareholders' equity increased $194,000 or 1.90% to $10,410,000 at March 31, 1998. This represents 12.33% of total assets. At March 31, 1997, the similar ratio of shareholders' equity to total assets was 12.56%. The Corporation has a strong capital position that will continue to meet our needs throughout 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

    Regulators established "risk-based" capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk based and total assets based on perceived risk in asset categories and certain off-balance-sheet items, such as loan commitments and standby letters of credit. On March 31, 1998, the Bank had a "risk-based" total capital to asset ratio of 19.85%. The ratio exceeds the requirements established by regulatory agencies as shown below.


              CAPITAL                             March 31, 1998
              (dollars in thousands)      Risk-based          Leverage
                                          ----------          --------
              Actual amount               $  10,988          $  10,292
              Actual percent                  19.85%             12.33%
              Required amount             $   4,428          $   3,339
              Required percent                 8.00%              4.00%
              Excess amount               $   6,560          $   6,953




    Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy. It is the opinion of management that capital and shareholders' equity is adequate and will continue to be so throughout 1998.

    FEDERAL INCOME TAXES

    The provision for federal income taxes for the three-month periods ending March 31, 1998 and 1997 totaled $122,000 and $115,000 respectively. The increase in taxes is reflective of the increase in taxable income for the above mentioned time periods.

    OTHER MATTERS

    SFAS No. 128, "Earnings per Share," was issued by the Financial Accounting Standards Board in 1997. It requires computation of basic earnings per share based on net income divided by the weighted average of shares outstanding during the period as well as the computation of diluted earnings per share which shows the dilutive effect of additional common shares issuable under stock options. All prior period amounts have been restated to be comparable.

                                    PART II.

ITEM 1.  LEGAL PROCEEDINGS

The Corporation is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries, is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended March 31, 1998.

ITEM 2.  CHANGES IN SECURITIES

During the three months ended March 31, 1998, there weren't any changes in the Registrant's securities, relevant to the requirements of this section, that would cause any shareholder's rights to be materially modified, limited or qualified.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No defaults have occurred involving senior securities on the part of the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of the Registrant's security holders.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   1. Exhibits required by Item 601 of Regulation S-K See Index to Exhibits on page 13.

   2.  Reports on Form 8-K
       No reports on Form 8-K were filed for the three months ended March 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAPITAL DIRECTIONS, INC.


Date:  May 5, 1998        By: /s/    Timothy Gaylord
       -----------           ---------------------------------
                                     Timothy Gaylord
                                     President

Date:  May 5, 1998        By: /s/    Lois A. Toth
       -----------           ---------------------------------
                                     Lois A. Toth
                                     Treasurer

                                INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

    2 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession - Consolidation Agreement included in Amendment No. 1 to Form S-4 Registration Statement No. 33-20417

    4 Instruments Defining the Rights of Security Holders, Including Debentures - Not applicable

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