Form 10-Q
period 1998-06-30
CAPITAL DIRECTIONS INC
filed 1998-08-13
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

For the quarter ended      June 30, 1998     Commission file number   33-20417
                      ----------------------                        -----------

                            Capital Directions, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Michigan                                      38-2781737
-------------------------------          ---------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

322 South Jefferson St., Mason, Michigan                        48854-0130
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (517) 676-0500
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

As of July 29, 1998 the registrant had outstanding 595,056 shares of common stock having a par value of $5 per share.

                            CAPITAL DIRECTIONS, INC.
                               INDEX TO FORM 10-Q

                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Balance Sheets
              June 30, 1998 and December 31, 1997. . . . . . . . . . . . . . . . .  1

              Consolidated Statements of Income for the three and six month periods ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . .  2

              Consolidated Statements of Cash Flows for the six month
              periods ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . .  3

              Consolidated Statements of
              Changes in Shareholders' Equity for six months
              ended June 30, 1998. . . . . . . . . . . . . . . . . . . . . . . . .  4

              Notes to Interim Consolidated Financial Statements . . . . . . . . .  5-6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . . . . . .  7-10

PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .  11
    Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . .  11
    Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .  11
    Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .  11
    Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .  11
    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .  11
    Item 7.   Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
              Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .  13

                            CAPITAL DIRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------------------------------------
(In thousands)                                                         June 30,                December 31,
                                                                        1998                      1997
                                                                        ----                      ----
                                                                     (Unaudited)
                                                                     -----------
ASSETS
  Cash and non interest bearing deposits                                $2,496                     $2,188
  Interest bearing deposits                                                 35                          0
  Federal funds sold                                                     8,350                          0
                                                                       -------                    -------
          Total cash and cash equivalents                               10,881                      2,188
  Securities available for sale                                          7,010                      6,271
  Securities held to maturity (fair value of $7,046 as of
    June 30,  1998 and $7,705 as of December 31, 1997)
      U.S. Government and agencies                                       2,254                      2,944
      State and municipal                                                4,003                      4,539
  Federal Home Loan Bank (FHLB) stock                                      597                        364
                                                                       -------                    -------
          Total securities                                              13,864                     14,118
  Loans:
    Commercial and agricultural                                          4,194                      4,241
    Installment                                                          3,358                      3,601
    Real estate mortgages                                               60,248                     53,492
    Loans held for sale                                                  1,049                          0
                                                                       -------                    -------
          Total loans                                                   68,849                     61,334
    Allowance for loan losses                                           (1,025)                    (1,035)
                                                                       -------                    -------
          Net loans                                                     67,824                     60,299
  Premises and equipment, net                                              598                        618
  Accrued income and other assets                                        2,953                      2,734
                                                                       -------                    -------
          Total assets                                                 $96,120                    $79,957
                                                                       =======                    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
    Deposits:
      Non interest bearing                                              $9,388                     $8,322
      Interest bearing                                                  62,794                     56,099
                                                                       -------                    -------
          Total deposits                                                72,182                     64,421
    Federal funds purchased                                                  0                        450
    Long-term FHLB borrowings                                           11,934                      3,670
    Other liabilities                                                    1,413                      1,200
                                                                       -------                    -------
          Total liabilities                                             85,529                     69,741
  Shareholders' equity
    Common stock:  $5 par value, 1,300,000 shares
    authorized; 595,056 shares outstanding                               2,975                      2,975
    Additional paid in capital                                           2,561                      2,561
    Retained earnings                                                    5,029                      4,652
    Net unrealized gains/(losses) on securities available
    for sale, net of tax of $13 as of June 30, 1998 and
    $14 as of December 31, 1997                                             26                         28
                                                                       -------                    -------
          Total shareholders' equity                                    10,591                     10,216
                                                                       -------                    -------
          Total liabilities and shareholders' equity                   $96,120                    $79,957
                                                                       =======                    =======


See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                    Six Months Ended
(In thousands, except per share data)                          June 30,                               June 30,
                                                        1998                1997            1998                    1997
                                                        ----                ----            ----                    ----
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                         $ 1,407              $1,173          $2,768                     $ 2,320
  Federal funds sold                                      33                  26              57                          35
  Securities:  Taxable - available for sale              105                 145             226                         298
               Taxable - held to maturity                 53                  71             108                         144
               Tax exempt - held to maturity              50                  57             102                         121
  Dividends on FHLB stock                                 10                   7              17                          14
  Other interest income                                    6                   -               6                           2
                                                    --------            --------        --------                    --------
          Total interest and dividend income           1,664               1,479           3,284                       2,934

INTEREST EXPENSE
  Deposits                                               622                 576           1,235                       1,142
  Federal funds purchased                                  -                   -               1                           9
  Long-term FHLB borrowings                              146                  53             239                          82
                                                    --------            --------        --------                    --------
          Total interest expense                         768                 629           1,475                       1,233
                                                    --------            --------        --------                    --------
NET INTEREST INCOME                                      896                 850           1,809                       1,701
                                                    --------            --------        --------                    --------
Provision for loan losses                                 (9)                  -             (17)                          -
                                                    --------            --------        --------                    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      905                 850           1,826                       1,701
NON INTEREST INCOME
  Service charges on deposits                             72                  65             140                         128
  Net gain (loss) on sale of securities                   (5)                 (2)            (18)                          5
  Net gain on sales of loans                              (2)                  -              (1)                          7
  Other income                                            98                  76             163                         149
                                                    --------            --------        --------                    --------
          Total non interest income                      163                 139             284                         289
NON INTEREST EXPENSE
  Salaries and employee benefits                         355                 341             724                         684
  Premises and equipment                                  77                  83             155                         166
  Other operating expense                                184                 151             354                         316
                                                    --------            --------        --------                    --------
          Total non interest expense                     616                 575           1,233                       1,166

INCOME BEFORE INCOME TAX EXPENSE                         452                 414             877                         824
INCOME TAX EXPENSE                                       132                 117             254                         232
                                                    --------            --------        --------                    --------

NET INCOME                                           $   320                $297            $623                        $592
                                                    ========            ========        ========                    ========

AVERAGE COMMON SHARES OUTSTANDING                    595,056             594,856         595,056                     594,856
BASIC EARNINGS PER COMMON SHARE                         0.54                0.50            1.05                        1.00
DILUTED EARNINGS PER COMMON SHARE                       0.53                0.50            1.04                        0.99
DIVIDENDS PER SHARE OF COMMON STOCK, DECLARED           0.23                0.17            0.42                        0.33

See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                                              Six Months Ended
(In thousands)                                                                                    June 30,
                                                                                      1998                      1997
                                                                                      ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                        $   623                   $   592
  Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation                                                                       61                        50
      Provision for loan losses                                                         (17)                        -
      Net amortization (accretion) on securities                                         18                        35
      Net gain (loss) on sales of loans                                                   1                        (7)
      Net gain (loss) on sales of securities                                             18                        (5)
      Changes in assets and liabilities:
        Accrued interest receivable                                                      32                       (14)
        Accrued interest payable                                                        (27)                      (23)
        Other assets                                                                   (251)                      (19)
        Other liabilities                                                               231                       107
                                                                                    -------                   -------
                                                                                        689                       716
CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available for sale:
    Purchases                                                                        (4,693)                     (529)
    Maturities, call and principal payments                                           3,713                     1,655
  Securities held to maturity:
    Purchases                                                                             -                      (180)
    Maturities, call and principal payments                                           1,223                     1,058
  Proceeds from sale of non-residential loans                                            68                       180
  Net change in loans                                                                (7,594)                   (2,386)
  Premises and equipment expenditures                                                   (41)                      (81)
                                                                                    -------                   -------
          Net cash from investing activities                                         (7,324)                     (283)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                                              7,761                      (270)
  Federal funds purchased                                                              (450)                        -
  Proceeds from long-term FHLB borrowings                                             8,350                     2,000
  Repayment of long-term FHLB borrowings                                                (86)                      (85)
  Dividends paid                                                                       (247)                     (196)
                                                                                    -------                   -------
          Net cash from financing activities                                         15,328                     1,449
                                                                                    -------                   -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                               8,693                     1,882
Cash and cash equivalents at beginning of year                                        2,188                     5,477
                                                                                    -------                   -------
CASH AND CASH EQUIVALENTS AT JUNE 30                                                $10,881                   $ 7,359
                                                                                    =======                   =======

Supplemental disclosure of cash flow information
  Cash paid during the year for:
    Interest                                                                        $ 1,241                   $ 1,156
    Income taxes - federal                                                          $   269                   $   245


See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
                 For the six months ended June 30, 1998 and 1997

-------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                                                          Other
(In thousands)                                    Common    Paid in      Retained     Comprehensive
                                                  Stock     Capital      Earnings        Income        Total
                                                 -------    -------      --------     -------------  --------
Balance, January 1, 1997                         $ 1,487   $ 2,559       $ 5,319          $ 32       $  9,397
Net income                                                                   592                          592
Unrealized gain (loss) on securities                                                       (16)           (16)
                                                                                                     --------
Comprehensive income                                                                                      576
Cash dividends ($ .33 per share)                                            (196)                        (196)
                                                 -------   -------       -------          ----       --------

Balance, June 30, 1997                           $ 1,487   $ 2,559       $ 5,715          $ 16       $  9,777
                                                 =======   =======       =======          ====       ========


Balance, January 1, 1998                         $ 2,975   $ 2,561       $ 4,652          $ 28       $ 10,216
Net income                                                                   623                          623
Unrealized gain (loss) on securities                                                        (2)            (2)
                                                                                                     --------
Comprehensive income                                                                                      621
Cash dividends ($ .415 per share)                                           (246)                        (246)
                                                 -------   -------       -------          ----       --------

Balance, June 30, 1998                           $ 2,975   $ 2,561       $ 5,029          $ 26       $ 10,591
                                                 =======   =======       =======          ====       ========


See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 1998 and December 31, 1997, the results of operations and cash flows for the six month periods ended June 30, 1998 and 1997, and the change in shareholders' equity for the six month periods ended June 30, 1998 and 1997.

2. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year end, 1997, included in the Registrant's 1997 Annual Report.

4. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers' inability to comply with the original terms. As of June 30, 1998, non-performing loans totaled $220,000 or .32% of total loans. This represents an increase of $11,000 from the $209,000 balance at December 31, 1997.

                                                   June 30,     December 31,
           Non-performing loans                     1998           1997
           -----------------------------         ----------     -----------
           Non-accrual                           $ 131,000       $  48,000
           90 days or more past due                 89,000         161,000
           Renegotiated                                ---             ---
                                                 ---------       ---------
                                                 $ 220,000       $ 209,000
                                                 =========       =========

    A loan is considered impaired when full collection of principal and interest is not expected. There were no impaired loans in the portfolio at June 30, 1998 or December 31, 1997.

5. A summary of the activity in the allowance for loan losses for the six months ended June 30, follows:

     (In thousands)                                  1998             1997
                                                     ----             ----
     Balance - beginning of period                  $1,035           $1,020
     Provision charged to operating period             (16)               0
     Loans charged-off                                 (11)              (1)
     Recoveries                                         17               13
                                                    ------           ------
       Balance, end of period                       $1,025           $1,032
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

    FINANCIAL CONDITION

    Total assets at June 30, 1998 increased from December 31, 1997 by 18.65% or $15,108. This increase resulted primarily from strong growth in mortgage lending. This growth was funded largely by an increase in Federal Home Loan Bank borrowings.

    The allowance for loan losses remains strong . At June 30, 1998 the allowance was equal to 1.51% of average total loans outstanding, down from 1.69% at December 31, 1997.

    RESULTS OF OPERATIONS

    Net income for the six months ended June 30, 1998 totaled $303,000 compared to $295,000 in 1997. Basic earnings per share for 1998 were $.51 compared to $.50 for the same period in 1997. Diluted earnings per share were $.51 for 1998 compared to $.49 in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Net interest income for the first six months of 1998 increased 5.1% or $87,000 compared to the same period in 1997. The increase is primarily a result of strong growth in the real estate mortgage loan portfolio. Loans grew by $7,515,000 or 12.25% during the first half of 1998 compared to an increase of $2,216,000 or 4.28% for the same period in 1997. Total deposits increased 12.0% or $7,761,000. This growth was divided between interest bearing and non interest bearing deposits. Non interest bearing deposits increased $1,066,000 while interest bearing deposits increased $6,695,000.

    Net interest margin for the first six months of 1998 was 4.64% compared to 4.94% for the same period in 1997. Lower rates, particularly in the mortgage lending area contributed to the decline in margin.

    A decrease of $5,000 in non interest income for the first six months of 1998, compared to the same period in 1997, is due primarily to losses totaling $18,000 incurred on called securities which were partially offset by increased fee income from ATM surcharges.

    Non interest expense for the first six months of 1998 increased $67,000 compared to the same period in 1997. This is due primarily to increased salary and benefit expenses as well as increased marketing and data processing costs.

    The provision for loan losses was reduced $17,000 for the first six months of 1998. This reduction corresponded directly to the recoveries booked thus far in 1998 and is in response to the previous five consecutive years of net recoveries. The 1997 provision for the same period was $0.

    The federal income tax provision for the first six months of 1998 was $254,000, up from $232,000 for the same period in 1997. This increase reflects a higher taxable income for 1998.

    LIQUIDITY AND INTEREST RATE SENSITIVITY

    The primary objective of asset/liability management is to assure the maintenance of adequate liquidity and maximize net interest income by maintaining appropriate maturities and balances between interest sensitive earning assets and interest bearing liabilities. Liquidity management insures sufficient funds are maintained to meet the cash withdrawal requirements of depositors and the credit demand of borrowers. Sources of liquidity include federal funds sold, investment security maturities and principal payments. A net average balance of $2,141,000 in federal funds sold was maintained during the first half of 1998. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. Throughout the first half of 1998, the Bank used this source of funding to offset new mortgage loan demand. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowing and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

    At June 30, 1998 the securities available for sale were valued at $7,010,000. It is not anticipated that management will use these funds due to the optional sources available. Interest rate sensitivity management seeks to maximize net interest margins through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the "rate sensitive position" or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as "GAP" and its handing as "GAP Management". At June 30, 1998, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 110.56%.

    The table shows the Bank's GAP position as of June 30, 1998. The Bank has an asset sensitive position of $4,281, which indicates higher net interest income may be earned if rates increase during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate declines.

GAP Measurement
(Dollars in thousands)
                                                                                                                   Over
                                 0-30      31-90    Second     Third     Fourth    Annual     1 - 3      3 - 5     Five
            ASSETS               Days      Days     Quarter   Quarter    Quarter    Total     Years      Years     Years     Total
-----------------------------    ----      -----    -------   -------    -------   ------     -----      -----     -----     -----
Loans*                          $11,722   $ 4,057   $ 5,356   $ 4,545    $ 4,683   $30,363   $10,064    $13,691   $20,869   $74,987
Loan repayment offset                 -         -         -         -          -         -         -          -         -    (6,148)
Allowance for loan losses             -         -         -         -          -         -         -          -         -    (1,025)
Federal funds sold                8,350         -         -         -          -     8,350         -          -         -     8,350
Investments**                     2,272     1,344       565       225      1,706     6,112     4,174      1,114     3,264    14,664
Mortgage-backed repayments            -         -         -         -          -         -         -          -         -      (800)
Other non-earning assets              -         -         -         -          -         -         -          -         -     5,947
                                ---------------------------------------------------------------------------------------------------

  Total                         $22,344   $ 5,401   $ 5,921   $ 4,770    $ 6,389   $44,825   $14,238    $14,805   $24,133   $95,975

         LIABILITIES
-----------------------------
Non interest bearing deposits       350       690     1,134     1,040      1,040     4,254     2,363      2,363       473     9,453
Interest bearing deposits         7,106     9,512     6,153     6,694      6,096    35,561    13,678      7,545     6,008    62,792
Federal funds purchased               -         -         -         -          -         -         -          -         -         -
Long-term FHLB borrowings             -         -       141        88        500       729     2,922      8,030       250    11,931
Other liabilities                     -         -         -         -          -         -         -          -         -     1,282
Capital                               -         -         -         -          -         -         -          -         -    10,517
                                ---------------------------------------------------------------------------------------------------

  Total                         $ 7,456   $10,202   $ 7,428   $ 7,822    $ 7,636   $40,544   $18,963    $17,938   $ 6,731   $95,975

GAP                             $14,888   $(4,801)  $(1,507)  $(3,052)   $(1,247)  $ 4,281   $(4,725)   $(3,133)  $17,402   $     -

Cumulative GAP                   14,888    10,087     8,580     5,528      4,281     4,281      (444)    (3,577)   13,825         -

GAP Ratio                        299.68%    52.94%    79.71%    60.98%     83.67%   110.56%    75.08%     82.53%   358.54%        -

 * Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.
** Maturities reflect probable prepayments and calls.

CAPITAL RESOURCES

The Corporation's capital adequacy is reviewed continuously. This ensures both compliance with regulatory requirements and availability of sufficient capital to meet current and future funding needs.

Shareholders' equity increased $375,000 or 3.67% to $10,591,000 at June 30, 1998. This represents 11.02% of total assets. At June 30, 1997, the similar ratio of shareholders' equity to total assets was 12.78%. The Corporation has a strong capital position that will continue to meet our needs throughout 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

    Regulators established "risk-based" capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk based and total assets based on perceived risk in asset categories and certain off-balance-sheet items, such as loan commitments and standby letters of credit. On June 30, 1998, the Bank had a "risk-based" total capital to asset ratio of 18.39%. The ratio exceeds the requirements established by regulatory agencies as shown below.


                CAPITAL                               June 30, 1998
                (dollars in thousands)          Risk-based      Leverage
                                                ----------      --------
                Actual amount                   $ 11,259        $ 10,491
                Actual percent                    18.39%          12.00%
                Required amount                 $  4,898        $  3,496
                Required percent                   8.00%           4.00%
                Excess amount                   $  6,361        $  6,995


    Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy. It is the opinion of management that capital and shareholders' equity is adequate and will continue to be so throughout 1998.

    FEDERAL INCOME TAXES

    The provision for federal income taxes for the six-month periods ending June 30, 1998 and 1997 totaled $254,000 and $232,000 respectively. The increase in taxes is reflective of the increase in taxable income for the above mentioned time periods.

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

                                    PART II.

ITEM 1.  LEGAL PROCEEDINGS

The Corporation is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries, is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended June 30, 1998.

ITEM 2. CHANGES IN SECURITIES

During the six months ended June 30, 1998, there weren't any changes in the Registrant's securities, relevant to the requirements of this section, that would cause any shareholder's rights to be materially modified, limited or qualified.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No defaults have occurred involving senior securities on the part of the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of security holders of the Company was held April 23, 1998. Information concerning the matters brought to a vote of security holders is contained in the Company's Proxy Statement and Notice of Annual Meeting of Shareholders held April 23, 1997, as previously filed. There have been no further matters submitted to a vote of the Registrant's security holders during the six months ended June 30, 1998.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  1. Exhibits required by Item 601 of Regulation S-K See Index to Exhibits on page 13.

  2. Reports on Form 8-K No reports on Form 8-K were filed for the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPITAL DIRECTIONS, INC.


Date:  August 5, 1998              By:  /s/   Timothy Gaylord
       --------------                 -----------------------------------
                                        Timothy Gaylord
                                        President

Date:  August 5, 1998              By:  /s/   Lois A. Toth
       --------------                 -----------------------------------
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