Form 10-Q
period 1998-09-30
CAPITAL DIRECTIONS INC
filed 1998-11-16
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

For the quarter ended  September 30, 1998    Commission file number   33-20417
                      ---------------------                         ------------
                            Capital Directions, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Michigan                                    38-2781737
--------------------------------      ---------------------------------------
(State of other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

322 South Jefferson St., Mason, Michigan                     48854-0130
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (517) 676-0500
                                                           --------------
                                        None
                 ----------------------------------------------------
                  Former name, former address and former fiscal year,
                             if changed since last report

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----   -----

As of October 27, 1998 the registrant had outstanding 595,056 shares of common stock having a par value of $5 per share.

                            CAPITAL DIRECTIONS, INC.
                               INDEX TO FORM 10-Q

                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I - FINANCIAL INFORMATION
  Item 1.   Consolidated Balance Sheets
            September 30, 1998 and December 31, 1997......................................1

            Consolidated Statements of Income for the three and nine month periods ended September 30, 1998 and 1997.....................................2

            Consolidated Statements of Cash Flows for the nine month
            periods ended September 30, 1998 and 1997.....................................3

            Consolidated Statements of Changes in
             Shareholders' Equity for nine months
            ended September 30, 1998......................................................4

            Notes to Interim Consolidated Financial Statements..........................5-6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................................7-12

PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings............................................................13
  Item 2    Changes in Securities........................................................13
  Item 3.   Defaults Upon Senior Securities..............................................13
  Item 4.   Submission of Matters to a Vote of Security Holders .........................13
  Item 5.   Other Information ...........................................................13
  Item 6.   Exhibits and Reports on Form 8-K ............................................13
  Item 7.   Signatures ..................................................................14
            Index to Exhibits ...........................................................15


                            CAPITAL DIRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEET


-------------------------------------------------------------------------------------------------------
(In thousands)                                                     September 30,           December 31,
                                                                       1998                    1997
                                                                       ----                    ----
                                                                    (Unaudited)
                                                                    -----------
ASSETS
  Cash and non interest bearing deposits                                $3,423                 $ 2,188
  Interest bearing deposits                                                 29                       0
  Federal funds sold                                                     2,400                       0
                                                                       -------                 -------
          Total cash and cash equivalents                                5,852                   2,188
  Securities available for sale                                          6,404                   6,271
  Securities held to maturity (fair value of $7,015 as of
    Sept. 30, 1998 and $7,705 as of December 31, 1997)
      U.S. Government and agencies                                       1,996                   2,944
      State and municipal                                                4,829                   4,539
  Federal Home Loan Bank (FHLB) stock                                      747                     364
                                                                       -------                 -------
          Total securities                                              13,976                  14,118
  Loans:
    Commercial and agricultural                                          5,030                   4,241
    Installment                                                          3,292                   3,601
    Real estate mortgages                                               65,754                  53,492
    Loans held for sale                                                      0                       0
                                                                       -------                 -------
          Total loans                                                   74,076                  61,334
    Allowance for loan losses                                          (1,006)                 (1,035)
                                                                       -------                 -------
          Net loans                                                     73,070                  60,299
  Premises and equipment, net                                              662                     618
  Accrued income and other assets                                        3,049                   2,734
                                                                       -------                 -------
          Total assets                                                 $96,609                 $79,957
                                                                       =======                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
    Deposits:
      Non interest bearing                                              $9,467                  $8,322
      Interest bearing                                                  59,918                  56,099
                                                                       -------                 -------
          Total deposits                                                69,385                  64,421
    Federal funds purchased                                                  0                     450
    Long-term FHLB borrowings                                           14,934                   3,670
    Other liabilities                                                    1,483                   1,200
                                                                       -------                 -------
          Total liabilities                                             85,802                  69,741
  Shareholders' equity
    Common stock:  $5 par value, 1,300,000 shares
    authorized; 595,056 shares outstanding                               2,975                   2,975
    Additional paid in capital                                           2,561                   2,561
    Retained earnings                                                    5,207                   4,652
    Net unrealized gains/(losses) on securities available
    for sale, net of tax of $33 as of Sept. 30, 1998 and
    $14 as of December 31, 1997                                             64                      28
                                                                       -------                 -------
          Total shareholders' equity                                    10,807                  10,216
                                                                       -------                 -------
          Total liabilities and shareholders' equity                   $96,609                 $79,957
                                                                       =======                 =======



See accompanying notes to consolidated financial statements.

                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)


---------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended           Nine Months Ended
(In thousands, except per share data)                            Sept. 30,                     Sept. 30,
                                                           1998           1997           1998          1997
                                                           ----           ----           ----          ----
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans                             $  1,497       $  1,300        $  4,265      $   3,620
  Federal funds sold                                           52             24             109             59
  Securities:  Taxable - available for sale                   113            144             339            442
               Taxable - held to maturity                      35             77             143            221
               Tax exempt - held to maturity                   53             58             155            179
  Dividends on FHLB stock                                      12              7              29             21
  Other interest income                                         1              -               7              2
                                                         --------       --------        --------      ---------
          Total interest and dividend income                1,763          1,610           5,047          4,544
INTEREST EXPENSE
  Deposits                                                    635            617           1,870          1,759
  Federal funds purchased                                       -              1               1             10
  Long-term FHLB borrowings                                   186             62             425            144
                                                         --------       --------        --------      ---------
          Total interest expense                              821            680           2,296          1,913
                                                         --------       --------        --------      ---------
NET INTEREST INCOME                                           942            930           2,751          2,631
                                                         --------       --------        --------      ---------
Provision for loan losses                                      (5)             -             (22)             -
                                                         --------       --------        --------      ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           947            930           2,773          2,631
NON INTEREST INCOME
  Service charges on deposits                                  56             65             196            193
  Net gain (loss) on sale of securities                         -            (18)            (18)           (13)
  Net gain on sales of loans                                    4              -               3              7
  Other income                                                 80             41             243            190
                                                         --------       --------        --------      ---------
          Total non interest income                           140             88             424            377
NON INTEREST EXPENSE
  Salaries and employee benefits                              345            337           1,069          1,021
  Premises and equipment                                       78             82             233            248
  Other operating expense                                     183            152             537            468
                                                         --------       --------        --------      ---------
          Total non interest expense                          606            571           1,839          1,737

INCOME BEFORE INCOME TAX EXPENSE                              481            447           1,358          1,271
INCOME TAX EXPENSE                                            142            129             396            361
                                                         --------       --------        --------      ---------

NET INCOME                                               $    339       $    318        $    962      $     910
                                                         ========       ========        ========      =========

AVERAGE COMMON SHARES OUTSTANDING                         595,056        594,856         595,056        594,886
BASIC EARNINGS PER COMMON SHARE                              0.57           0.53            1.62           1.53
DILUTED EARNINGS PER COMMON SHARE                            0.57           0.53            1.61           1.53
DIVIDENDS PER SHARE OF COMMON STOCK, DECLARED                0.27           0.18            0.69           0.51



See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


-------------------------------------------------------------------------------------------------
                                                                          Nine Months Ended
(In thousands)                                                               September 30,
                                                                         1998             1997
                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $        962      $        910
  Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation                                                          83                77
      Provision for loan losses                                            (22)                -
      Net amortization (accretion) on securities                            57                44
      Loans originated for sale                                         (1,051)                -
      Proceeds from loans originated for sale                            1,053                 -
      Net gain on sale of loans originated for sale                         (2)                -
      Net gain (loss) on sales of loans                                     (1)               (7)
      Net gain (loss) on sales of securities                                18                13
      Changes in assets and liabilities:
        Accrued interest receivable                                        (71)             (127)
        Accrued interest payable                                            46                19
        Other assets                                                      (244)             (157)
        Other liabilities                                                  237               194
                                                                  ------------      ------------
                                                                         1,065               966
CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available for sale:
    Purchases                                                           (6,820)           (1,467)
    Maturities and principal payments                                    4,070             1,960
    Call payments                                                        2,250               500
  Securities held to maturity:
    Purchases                                                           (1,246)             (180)
    Maturities and principal payments                                    1,888             1,043
  Proceeds from sale of non-residential loans                               68               182
  Net change in loans                                                  (12,816)           (5,901)
  Premises and equipment expenditures                                     (127)             (163)
                                                                  ------------      ------------
          Net cash from investing activities                           (12,733)           (4,026)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                                 4,964            (1,215)
  Federal funds purchased                                                 (450)                -
  Proceeds from long-term FHLB borrowings                               11,264             2,000
  Repayment of long-term FHLB borrowings                                   (86)              (85)
  Proceeds from shares issued upon exercise of stock options                                   3
  Dividends paid                                                          (360)             (300)
                                                                  ------------      ------------
          Net cash from financing activities                            15,332               403
                                                                  ------------      ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  3,664            (2,657)
Cash and cash equivalents at beginning of year                           2,188             5,477
                                                                  ------------      ------------
CASH AND CASH EQUIVALENTS AT JUNE 30                              $      5,852      $      2,820
                                                                  ============      ============
Supplemental disclosure of cash flow information
  Cash paid during the year for:
    Interest                                                      $      2,243      $      1,894
    Income taxes - federal                                        $        412      $        380



See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
             For the nine months ended September 30, 1998 and 1997

-------------------------------------------------------------------------------------------------------------
                                                                                  Accumulated
                                                                                    Other
(In thousands)                             Common      Paid in      Retained     Comprehensive
                                            Stock      Capital      Earnings        Income          Total
                                          --------     -------      --------     -------------   -----------

Balance, January 1, 1997                  $  1,487     $ 2,559      $  5,319     $          32   $     9,397
Net income                                                               910                             910
Unrealized gain (loss) on securities                                                         7             7
                                                                                                 -----------
Comprehensive income                                                                                     917
Exercise of stock options                        1           2                                             3
Cash dividends ($ .505 per share)                                       (301)                           (301)
                                          --------     -------      --------     -------------   -----------

Balance, September 30, 1997               $  1,488     $ 2,561      $  5,928     $          39   $    10,016
                                          ========     =======      ========     =============   ===========


Balance, January 1, 1998                  $  2,975     $ 2,561      $  4,652     $          28   $    10,216
Net income                                                               962                             962
Unrealized gain (loss) on securities                                                        36            36
                                                                                                 -----------
Comprehensive income                                                                                     998
Cash dividends ($ .685 per share)                                       (407)                           (407)
                                          --------     -------      --------     -------------   -----------

Balance, September 30, 1998               $  2,975     $ 2,561      $  5,207     $          64   $    10,807
                                          ========     =======      ========     =============   ===========



See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 1998 and December 31, 1997, the results of operations and cash flows for the nine month periods ended September 30, 1998 and 1997, and the change in shareholders' equity for the nine month periods ended September 30, 1998 and 1997.

2. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year

3. The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year end, 1997, included in the Registrant's 1997 Annual Report.

4. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers' inability to comply with the original terms. As of September 30, 1998, non-performing loans totaled $388,000 or .52% of total loans. This represents an increase of $11,000 from the $209,000 balance at December 31, 1997.

                                                  Sept. 30,        December 31,
               Non-performing loans                  1998              1997
               -----------------------------      ---------        ------------
               Non-accrual                        $  45,000          $ 48,000
               90 days or more past due             343,000           161,000
               Renegotiated                             ---               ---
                                                  ---------          --------
                                                  $ 388,000          $209,000
                                                  =========          ========

     A loan is considered impaired when full collection of principal and interest is not expected. There were no impaired loans in the portfolio at September 30, 1998 or December 31, 1997.

5. A summary of the activity in the allowance for loan losses for the nine months ended September 30, follows:


     (In thousands)                                1998        1997
                                                   ----        ----
     Balance - beginning of period               $1,035      $1,020
     Provision charged to operating period          (22)          0
     Loans charged-off                              (29)         (1)
     Recoveries                                      22          13
                                                 ------      ------
      Balance, end of period                     $1,006      $1,032
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

     FINANCIAL CONDITION

     Total assets at September 30, 1998 increased from December 31, 1997 by 20.83% or $16,652. This increase resulted primarily from strong growth in mortgage lending. This growth was funded largely by an increase in Federal Home Loan Bank borrowings.

     The allowance for loan losses remains strong . At September 30, 1998 the allowance was equal to 1.39% of average total loans outstanding, down from 1.69% at December 31, 1997.

     RESULTS OF OPERATIONS

     Net income for the three months ended September 30, 1998 totaled $339,000 compared to $318,000 in 1997. Basic earnings per share for the third quarter of 1998 were $.57 compared to $.53 for the same period in 1997. Diluted earnings per share were $.57 for 1998 compared to $.53 in 1997. Net income for the nine months ended September 30, 1998 totaled $962,000 compared to $910,0000 for 1997. Basic earnings per share were $1.62 compared to $1.53 for the same period in 1997. Diluted earnings per share were $1.61 for 1998 compared to $1.53 in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Net interest income for the first nine months of 1998 increased 4.6% or $120,000 compared to the same period in 1997. The increase is primarily a result of strong growth in the real estate mortgage loan portfolio as well as a decline in the interest rate paid on deposits. Loans grew by $12,742,000 or 20.8% during the first three-quarters of 1998 compared to an increase of $5,750,000 or 11.1% for the same period in 1997. Total deposits increased 7.7% or $4,964,000. This growth was divided between interest bearing and non interest bearing deposits. Non interest bearing deposits increased $1,145,000 while interest bearing deposits increased $3,819,000.

     Net interest margin for the first nine months of 1998 was 4.53% compared to 4.97% for the same period in 1997. Lower rates, particularly in the mortgage lending area contributed to the decline in margin.

     An increase of $47,000 in non interest income for the first nine months of 1998, compared to the same period in 1997, is due primarily to investment center earnings of $29,000 over prior year levels as well as increased fee income from ATM surcharges which was $25,000 over 1997. These items were partially offset by $5,000 in losses on securities.

     Non interest expense for the first nine months of 1998 increased $102,000 compared to the same period in 1997. This is due primarily to increased salary and benefit expenses as well as increased data processing costs.

     The provision for loan losses was reduced $22,000 for the first nine months of 1998. This reduction corresponded directly to the recoveries booked thus far in 1998 and is in response to the previous five consecutive years of net recoveries. The 1997 provision for the same period was $0.

     The federal income tax provision for the first six months of 1998 was $396,000, up from $361,000 for the same period in 1997. This increase reflects a higher taxable income for 1998.

     LIQUIDITY AND INTEREST RATE SENSITIVITY

     The primary objective of asset/liability management is to assure the maintenance of adequate liquidity and maximize net interest income by maintaining appropriate maturities and balances between interest sensitive earning assets and interest bearing liabilities. Liquidity management insures sufficient funds are maintained to meet the cash withdrawal requirements of depositors and the credit demand of borrowers. Sources of liquidity include federal funds sold, investment security maturities and principal payments. A net average balance of $2,663,000 in federal funds sold was maintained during the first nine months of 1998. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. Throughout the first nine months of 1998, the Bank used this source of funding to offset new mortgage loan demand. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowing and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

     At September 30, 1998 the securities available for sale were valued at $7,151,000. It is not anticipated that management will use these funds due to the optional sources available. Interest rate sensitivity management seeks to maximize net interest margins through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the "rate sensitive position" or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as "GAP" and its handing as "GAP Management". At September 30, 1998, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 96.58%.

     The table shows the Bank's GAP position as of September 30, 1998. The Bank has a liability sensitive position of $1,343 which indicates higher net interest income may be earned if rates decrease during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control. Management is continually reviewing its interest rate risk position and modifying its strategies based on projections to minimize the impact of future interest rate declines.

GAP Measurement
(Dollars in thousands)



                                                                                                                  Over
                                     0-30    31-90    Second      Third   Fourth   Annual    1 - 3     3 - 5      Five
         ASSETS                      Days     Days   Quarter    Quarter  Quarter   Total     Years     Years      Years     Total
------------------------------       ----     ----   -------    -------  -------   -----     -----     -----      -----     -----

Loans*                           $  11,640  $ 3,737  $ 4,429   $ 5,314   $4,350  $  29,470  $11,216  $  13,582  $  25,947  $ 80,215
Loan repayment offset                    -        -        -         -        -          -        -          -          -    (6,148)
Allowance for loan losses                -        -        -         -        -          -        -          -          -    (1,006)
Federal funds sold                   2,400        -        -         -        -      2,400        -          -          -     2,400
Investments**                        2,314      480      225     2,197      883      6,099    3,992      1,331      3,349    14,771
Mortgage-backed repayments               -        -        -         -        -          -        -          -          -      (800)
Other non-earning assets                 -        -        -         -        -          -        -          -          -     7,003
                                 --------------------------------------------------------------------------------------------------

  Total                          $  16,354  $ 4,217  $ 4,654   $ 7,511   $5,233  $  37,969  $15,208  $  14,913  $  29,296  $ 96,435

         LIABILITIES
------------------------------

Non interest bearing deposits          356      703    1,156     1,059    1,059      4,333    2,408      2,408        481     9,630
Interest bearing deposits           10,117    6,193    7,168     5,939    4,833     34,250   13,034      6,734      5,793    59,811
Federal funds purchased                  -        -        -         -        -          -        -          -          -         -
Long-term FHLB borrowings                -      141       88       500        -        729    3,922     10,033        250    14,934
Other liabilities                        -        -        -         -        -          -        -          -          -     1,322
Capital                                  -        -        -         -        -          -        -          -          -    10,738
                                 --------------------------------------------------------------------------------------------------

  Total                          $  10,473  $ 7,037  $ 8,412   $ 7,498   $5,892  $  39,312  $19,364  $  19,175  $   6,524  $ 96,435

GAP                              $   5,881  $(2,820) $(3,758)  $    13   $ (659) $  (1,343) $(4,156) $  (4,262) $  22,772  $      -

Cumulative GAP                       5,881    3,061     (697)     (684)  (1,343)    (1,343)  (5,499)    (9,761)    13,011         -

GAP Ratio                          156.15%   59.93%   55.33%   100.17%   88.82%     96.58%   78.54%     77.77%    449.05%         -




 *Incorporates prepayment projections for certain assets which may shorten the time frame for repricing or maturity compared to contractual runoff.

**Maturities reflect probable prepayments and calls.

CAPITAL RESOURCES

The Corporation's capital adequacy is reviewed continuously. This ensures both compliance with regulatory requirements and availability of sufficient capital to meet current and future funding needs.

Shareholders' equity increased $591,000 or 5.79% to $10,807,000 at September 30, 1998. This represents 11.19% of total assets. At September 30, 1997, the similar ratio of shareholders' equity to total assets was 12.78%. The Corporation has a strong capital position that will continue to meet our needs throughout 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

     Regulators established "risk-based" capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk-based and total assets based on perceived risk in asset categories and certain off-balance-sheet items, such as loan commitments and standby letters of credit. On September 30, 1998, the Bank had a "risk-based" total capital to asset ratio of 17.96%. The ratio exceeds the requirements established by regulatory agencies as shown below.


             CAPITAL                           Sept. 30, 1998
             (dollars in thousands)        Risk-based  Leverage
             Actual amount                 $  11,475   $  10,674
             Actual percent                    17.96%      11.45%
             Required amount               $   5,112   $   3,730
             Required percent                   8.00%       4.00%
             Excess amount                 $   6,363   $   6,944

     Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy. It is the opinion of management that capital and shareholders' equity is adequate and will continue to be so throughout 1998.

     FEDERAL INCOME TAXES

     The provision for federal income taxes for the nine month periods ending September 30, 1998 and 1997 totaled $396,000 and $361,000 respectively. The increase in taxes is reflective of the increase in taxable income for the above mentioned time periods.

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

     DISCLOSURE OF YEAR 2000 ISSUES AND CONSEQUENCES

     The approach of the Year 2000 presents potential problems to businesses that utilize computer systems in their daily operations. Some computer systems may not be able to properly interpret dates after December 31, 1999, as they may use only two digits to indicate the year. Thus, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000.

     Addressing the potential problem related to the year 2000 has been a top priority at Capital Directions, Inc. since 1997. At that time, a Year 2000 Plan was developed and a committee, consisting of officers and employees was formed which meets on a regular basis and provides regular reports to the Board of Directors on the status of the plans implementation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     As outlined in the Plan scope of the Year 2000 project includes ensuring the compliance of all operating systems and hardware on all platforms in the areas of both information and non-information technology. The phases of this project include the assessment phase where we identify all software and hardware systems we anticipate running as of the Year 2000; the renovation phase where all systems affected by the Year 2000 issue are changed either through code enhancement, upgrades or replacements; the validation phases where all changes made in the renovation phase and systems certified as Year 2000 compliant are tested to ensure compliance; and finally, the implementation phase where we continue to monitor the progress of certified systems through business use.

     Capital Directions expects to spend $35,000 associated with the Year 2000; 20% of this amount is attributed to software and hardware upgrades, and 80% attributed to salaries. To date, 80% of the update costs have been expensed. The corporation's earnings have been adequate to handle Year 2000 expenditures with no delay to other capital expenditures. It is difficult to predict exact expenses associated with the Year 200 issue and additional funds may be needed for unknown expenses that may occur.

     We have successfully concluded the assessment phase of the project and fully expect the renovation of all systems to be complete by the first quarter of 1999. The validation of systems began in June of this year and is targeted for completion by June 1999. Our overall target for all phases of this project is no later than the third quarter of 1999; however, we expect to have 75% of our mission critical systems compliant by the end of 1998.

     The core processing system software is key to the continued operations of Capital Directions, Inc. The third-party provider of this system was certified as compliant at the time we entered into an agreement with them. While this system is certified as compliant, we have continued to perform numerous validation tests utilizing test dates in the Year 2000, including leap year. All testing will be complete by April 1999. The mainframe operating system software Year 2000 upgrade is expected to be installed prior to year-end 1998. Testing will be complete by the first quarter of 1999. We consider our PC-based loan document processing software to be key to loan processing. We plan to purchase the Year 2000 upgrade for this software prior to year-end 1998; testing to be completed by the first quarter 1999.

     PC and network inventories were completed in July of this year. Testing of both hardware and software was completed at that time. Non-compliant PCs were either upgraded or replaced and have been retested. Word processing and spreadsheet software found to be non-compliant will be brought into compliance once that patch is made available. We expect this to be prior to year-end 1998. The network was upgraded to a certified Year 2000 compliant version recently and testing will begin prior to year-end. We fully expect compliance of all PC-based hardware and software by first quarter of 1999.

     Included in the assessment phase of all operating systems was the inventorying of all environmental, non-information technology systems - those systems with embedded chips. The third-party vendors to those systems have all been contacted and to date, no Year 2000 concerns have arisen.

     In conjunction with the implementation of the Plan noted above, all information and non-information systems (hardware, software and environmental) vendors have been assigned risk factors based on the current validation status of their service or product, their responsiveness to Year 2000 issues, company history and financial strength. All vendors in this analysis have been found to be "on target" with their plans and at the present time we have no known material concerns to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

All customers that have a borrowing or deposit relationship in excess of $250,000 have also been interviewed and an evaluation of their Year 2000 preparedness has been completed. Most material customers are progressing satisfactory with their Year 2000 plans. The corporation does not expect to experience credit deterioration due to the Year 2000 issue. The corporation may face a liquidity risk if the public perceives liquidity risk involved with the Year 2000 and withdraws funds from the banking system. The Corporation has established lines of credit to handle this uncertainty.

Despite careful planning, we recognize there may be circumstances beyond our control that may prohibit us from operating "as usual" after December 31, 1999. As such, for each mission critical system with the corporation we have developed contingency plans. These contingency plans will provide us with direction should any of these systems fail after the Year 2000. Contingency plans will continue to be revised as testing of each system is completed and implementation takes place.

                                    PART II.

ITEM 1. LEGAL PROCEEDINGS

The Corporation is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries, is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended September 30, 1998.

ITEM 2. CHANGES IN SECURITIES

During the nine months ended September 30, 1998, there weren't any changes in the Registrant's securities, relevant to the requirements of this section, that would cause any shareholder's rights to be materially modified, limited or qualified.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No defaults have occurred involving senior securities on the part of the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of security holders of the Company was held April 23, 1998. Information concerning the matters brought to a vote of security holders is contained in the Company's Proxy Statement and Notice of Annual Meeting of Shareholders held April 23, 1997, as previously filed. There have been no further matters submitted to a vote of the Registrant's security holders during the nine months ended September 30, 1998.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   1.  Exhibits required by Item 601 of Regulation S-K
       See Index to Exhibits on page 13.

   2.  Reports on Form 8-K
       No reports on Form 8-K were filed for the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CAPITAL DIRECTIONS, INC.


  Date:  November 9, 1998                 By:   /s/   Timothy Gaylord
         ----------------                 ------------------------------
                                                Timothy Gaylord
                                                President

  Date:  November 9, 1998                 By:   /s/   Lois A. Toth
         ----------------                 ------------------------------
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