Form 10-K405
period 1998-12-31
CAPITAL DIRECTIONS INC
filed 1999-03-31
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
              Of The Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1998     Commission file number 33-20417


                            Capital Directions, Inc.
             (Exact name of registrant as specified in its charter)

         Michigan                                       38-2781737
         --------                                       ----------
(State of other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

322 South Jefferson St., Mason, Michigan                          48854-0130
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:               (517) 676-0500

Securities registered pursuant to Section 12 (b) of the act:      NONE

Securities registered pursuant to Section 12 (g) of the act:      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.       Yes    X         No
                     ---            ---

Indicate by check mark if disclosure of delinquent filer pursuant to item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant estimates that as of March 23, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16,691,890. This is based on a market price of $35.75 per share for the Registrant's stock as of that date.

As of March 23, 1999, the registrant had outstanding 596,122 shares of common stock having a par value of $5 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the Year Ended December 31, 1998 (Form 10-K,
Part I, Part II, Part III, and Part IV)

Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1999 (Form 10-K, Part III)


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

The Registrant has no substantial assets except the investments in Mason State Bank. The Registrant and its primary subsidiary, Mason State Bank, operate in the banking industry, which accounts for substantially all of their assets, revenues and operating income. Further discussion of the operations of the Registrant and its subsidiaries is discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to the Shareholders, incorporated herein by reference. The Registrant's primary competition is substantially the same as Mason State Bank's as discussed below.

The Bank was organized in 1886 under the laws of Michigan and is subject to the Michigan Banking Code of 1969. It is insured by the Bank Insurance Fund through the Federal Deposit Insurance Corporation. The Bank is regulated by the Michigan Financial Institutions Bureau and the Federal Deposit Insurance Corporation. The Federal Reserve Board regulates the Registrant. The Bank's Principal office is located at 322 South Jefferson Street, Mason, Michigan. It operates a branch at 661 North Cedar Street, Mason, Michigan and opened its second branch on October 1, 1998 at 810 W. Bellevue, Leslie, Michigan.

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

The Bank has full and part-time employees (40 full-time equivalents) and owns its main office and Cedar Street office. The new facility in Leslie is operated under a lease agreement. The Bank operates primarily within Ingham County. Competing with the Bank in Ingham County are several other commercial banks and financial institutions, some of which have significantly greater total resources than the Bank.

Item 1.  Business-Statistical Disclosure

         I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

             (A), (B) The following table sets forth average balances for major categories of interest earning assets and interest bearing liabilities, the interest earned (on a fully taxable equivalent basis) or paid on such amounts, and average interest rates earned or paid thereon.


                                               1998                                                 1997
                              -----------------------------------                  ----------------------------------
                              Average                       Yield/        Average                          Yield/
                              Balance       Interest         Rate         Balance         Interest          Rate
                              -------       --------        ------        -------         --------         ------
                                                            (Dollars in thousands)
ASSETS
Loans, including fees(1)      $ 69,172      $5,870             8.49%     $ 54,870         $4,910              8.95%
Taxable investment
  securities                    10,095         662             6.56        12,893            878              6.81
Non-taxable investment
  securities(2)                  4,051         324             8.00         4,545            357              7.85
Federal funds sold               2,487         134             5.39         1,295             68              5.25
                              --------      ------                        -------         ------
Total earning assets            85,805       6,990             8.15%       73,603          6,213              8.44%

Cash and due from                2,337                                      2,710
  banks
Other assets, net                2,473                                      3,074
                              --------                                    -------
Total non-interest
  earning assets                 4,810                                      5,784
                              --------                                    -------
Total assets                  $ 90,615                                    $79,387
                              ========                                    =======
LIABILITIES
Interest bearing
  demand deposits             $ 10,213         156             1.53%      $ 9,299            182              1.96%
Savings deposits                17,592         522             2.97        16,586            487              2.94
Time deposits under
  $100,000                      20,923       1,218             5.82        21,133          1,213              5.74
Time deposits of
  $100,000 or more              10,173         576             5.66         8,551            493              5.77
Other borrowings                10,816         653             6.04         3,501            219              6.26
                              --------      ------                        -------         ------
Total interest bearing
  liabilities                   69,717       3,125             4.48%       59,070          2,594              4.39%
                                            ------                                        ------

Demand deposits                  8,870                                      8,674
Other liabilities                1,381                                      1,743
Shareholders' equity            10,647                                      9,900
                                ------                                     ------
Total non-interest
  bearing liabilities and
  equity                        20,898                                     20,317
                              --------                                    -------
Total liabilities and
  equity                      $ 90,615                                    $79,387
                              ========                                    =======

Net interest income                         $3,865                                        $3,619
                                            ======                                        ======
Net yield on interest
  earning assets(2)                                            4.50%                                          4.92%
                                                               ====                                        =======



     (1) Average balances for loans include non-accrual loans. The inclusion of non-accrual loans and fees does not have a material effect on either the average balance or the average interest rate.

     (2) Interest on non-taxable investment securities is reflected on a fully tax equivalent basis using an effective tax rate of 34% for 1998 and 1997.

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Differential (continued)

     (C) The following table summarizes the changes in interest income (on a fully taxable equivalent basis) and interest expense resulting from changes in volume and changes in rates:



         ---------------------------------------------------------------------------------------------------------------------------
         (IN THOUSANDS)                       1998 COMPARED TO 1997                     1997 COMPARED TO 1996
         --------------------------------------------------------------------------------------------------------------------------
         INTEREST INCOME                VOLUME(1)           RATE(1)        TOTAL         VOLUME(1)         RATE(1)      TOTAL
         Loans                          $  1,225            $ (265)        $ 960         $  480            $  35        $ 515
         Taxable investment
           securities                       (185)              (31)         (216)           (92)              31          (61)
         Non-taxable investment
           securities (2)                    (39)                6           (33)           (44)               7          (37)
         Federal funds sold                   64                 2            66            (45)              (2)         (47)
                                        --------             -----         -----         ------            -----        -----
           Total interest income           1,065              (288)          777            299               71          370
         INTEREST EXPENSE
         Interest bearing demand
           deposits                           17               (43)          (26)           (21)             (17)         (38)
         Savings deposits                     30                 5            35            (15)              13           (2)
         Time deposits under
             $100,000                        (12)               17             5            (14)               2          (12)
         Time deposits of $100,000
             or more                          92                (9)           83            107                6          113
         Other borrowings                    442                (8)          434             88                2           90
                                        --------             -----         -----         ------            -----        -----
             Total interest expense          569               (38)          531            145                6          151
                                        --------             -----         -----         ------            -----        -----
         Net interest income            $    496             $(250)        $ 246         $  154            $  65       $  219

         (1) The change in interest due to both volume and rate has been allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

         (2) Interest on tax-exempt investment securities is based on a fully taxable equivalent basis.

II.      Investment Portfolio

(A) A table of carrying values of the investment portfolio as of December 31, 1998 and 1997 is set forth in Note 3 on page 14 of the 1998 Annual Report to Shareholders. Such information is incorporated herein by reference.
(B) The following table shows the relative maturities and weighted yields of investment securities at December 31, 1998: (dollars in thousands)


                                Held-To-Maturity

                                    1 Year or less  1 Year - 5 Years  5 Years - 10 Years   After 10 Years
                                    Amount  Yield    Amount  Yield      Amount   Yield      Amount Yield
                                    ------  -----    ------  -----      ------   -----      ------------
U.S. Government agencies(2)         $ 713    6.87%    $ 690   6.87%     $    0    0.0%     $  395    9.0%
State and political
    subdivisions
      Non-taxable (1)                1,265   6.31      1,124  7.77       1,090    8.46        999   8.94
                                    ------            ------            ------             ------
       Total                        $1,978   6.51%    $1,814  7.43%     $1,090    8.46%    $1,394  8.96%
                                    ======            ======            ======             ======

                               Available-For Sale

                                                1 Year or less   1 Year - 5 Years
                                                Amount    Yield   Amount    Yield
                                                ------    -----   ------    -----
         U.S. Government agencies (2)           $ 959     6.57%  $   577    6.44%
         State and political subdivisions
           Taxable                                                   509    6.08
         Corporate securities (2)               1,349     6.75     1,926    6.59
                                                -----            -------

             Total                              $2,308    6.68%  $ 3,012    6.48%
                                                ======           =======

(1) Weighted average yield adjusted to a taxable equivalent basis using a federal income tax rate of 34 percent.
(2) Mortgage Backed securities and Corporate securities, as reflected in the above schedules consider anticipated prepayments and calls.

         (C) The Registrant held no investment securities of a single issuer, except U.S. Government Agency securities, in an amount greater than ten percent of shareholders' equity as of December 31, 1998.

III.     Loan Portfolio
         (A) A table of loans outstanding as of December 31, 1998 and 1997 is set forth in Note 4 on page 15 of the 1998 Annual Report to Shareholders. Such information is incorporated herein by reference.

              The loan portfolio is systematically reviewed and the results reported to the Board of Directors of the Registrant. The purpose of these reviews is to assist in assuring proper loan documentation, to provide for the early identification of potential problem loans and to help ensure the adequacy of the allowance for loan losses.

         (B) The following table sets forth the remaining maturity of loans outstanding (excluding real estate mortgages, installment and lease financing) at December 31, 1998, according to scheduled payments of principal (in thousands) and considering the banks "rollover policy."(1)

              (In thousands)
                                    1 Year       1 Year -      After
                                    or less      5 Years      5 Years      Total
                                    -------     --------      --------    --------
              Commercial and
                Agricultural        $ 2,739     $ 2,186       $    622    $  5,547
                                    =======     =======       ========    ========

              The following table sets forth commercial and agricultural loans due after one year, which have predetermined interest rates and/or adjustable interest rates at December 31, 1998.

              (In thousands)
                                                 Fixed       Adjustable
                                                 Rate           Rate          Total
                                                -------       --------       -------
              Due after one but within five
                  years                         $ 1,052       $  1,134       $ 2,186
              Due after five years                  274            348           622
                                                -------       --------       -------

                   Total                        $ 1,326       $  1,482       $ 2,808
                                                =======       ========       =======

                  (1) The "rollover policy" is to generally write terms of these loans for a shorter time then the expected payments. The purpose of this is to re-evaluate the term and credit of the respective borrower. We estimate that this happens on approximately 80% of these borrowings and is reflected as such in this schedule.

                  (C).  Risk Elements

                    (1). Nonaccrual, Past Due, Impaired and Restructured Loans. A table and discussion of nonaccrual, past due, impaired and restructured loans for the years ended December 31, 1998 and 1997 is in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2, 3, and 4 under Provision and allowance for loans losses, Note 1 under "Loans" and "Allowance for Loan Losses" on page 12 and in Note 5 on page 15 in the 1998 Annual Report to the Shareholders. Such information is incorporated herein by reference.

                          Gross interest income that would have been recorded in 1998 on such loans if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination was $5,172. No income was included in interest income on these loans in 1998.

                    (2).  Potential Problem Loans
                          There are no material loans that are current as to which management has serious doubts as to the ability of the borrower to comply with the loan repayment terms, or which are expected to need adjustments in their repayment terms, or which are believed to require additional provisions for loan losses.

                    (3).  Foreign Outstandings
                          There were no foreign outstandings as of December 31, 1998 and 1997.

                    (4).  Loan Concentrations
                          There were no concentrations of loans exceeding 10% of total loans that have not been already disclosed as a category at December 31, 1998.

              (D).   Other Interest Bearing Assets

                     As of December 31, 1998, there were no other interest bearing assets that would be required to be disclosed under
                     Item III, Parts (C) (1) or (C) (2) of the loan portfolio listing if such assets were loans.

         IV.  Summary of Loan Loss Experience

              (A). The following table sets forth loan allowance balances and summarizes changes in the allowance for loan losses for each of the two years ended December 31.


                                             Analysis of the Allowance For Loan Losses

              (Dollars in thousands)             1998                      1997
                                                 ----                      ----
              Balance, beginning of period      $ 1,035                  $  1,020
                                                -------                  --------

              Loans charged-off
                Commercial and agricultural           0                         7
                Real estate-construction              0                         0
                Real estate-mortgages                 0                         0
                Lease financing                       0                         0
                Installment and others               30                        19
                                               --------                  --------
                  Total                              30                        26

              Recoveries of loans charged-off
                Commercial and agricultural           3                         6
                Real estate-construction              0                         0
                Real estate-mortgages                 0                         0
                Lease financing                       0                         0
                Installment and others               26                        35
                                               --------                  --------
                  Total                              29                        41

              Net charge-offs (recoveries)            1                       (15)

              Additions charged (credited)
              to operations                         (23)                        0
                                               --------                  --------

              Balance at end of period         $  1,011                  $  1,035
                                               ========                  ========

              Average gross loans outstanding  $ 69,172                  $54,870
                                               ========                  =======

              Ratio of net charge-offs(recoveries)
                during the period to average gross
                loans outstanding during the
                period                              0.00%                   -0.03%

         Further discussion of the provision and allowance for loan losses as well as non-performing and impaired loans is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2, 3, and 4, Note 1 on page 12 and Note 5 on page 15 in the 1998 Annual Report to the Shareholders, incorporated herein by reference.

              (B) The following table presents an allocation for loan losses to the various loan categories at December 31:


                                                  1998                  1997
                                                       % of                   % of
              (Dollars n thousands)        Allowance Loans to   Allowance    Loans to
                                            Amount  Total Loans  Amount    Total Loans
                                           -------  ----------   -------    --------
              Commercial and agricultural  $    81        6.77%  $    74        6.92%
              Real estate-mortgages            491       89.12         4       87.21
              Installment and other             45        4.11         7        5.87
              Unallocated                      394         N/A       950         N/A
                                           -------   ---------   -------    --------
                  Total                    $ 1,011      100.00%  $ 1,035      100.00%
                                           =======   =========   =======    ========

              Mason State Bank is committed to the maintenance of an allowance for loan losses in amounts sufficient to absorb loan and lease losses inherent in the loan portfolio. To assure the adequacy of balances and the resulting provision allocations, measurements against historical performance and current analyses of asset quality are undertaken on a periodic basis with consideration for qualitative factors. These evaluations support the budgeted allowance provisions and the traditional philosophy of accounting for losses as they are recognized.

              On a predetermined basis, a Loan Loss Allowance Model (LLAM) is completed quarterly for the Bank. The results of the LLAM provide a consistent, conservative management tool for quantifying the amount of risk in the loan portfolio. This LLAM computes a suggested allowance balance to be compared to the actual allowance for loan losses. The difference between the suggested and actual allowance is monitored and maintained at an amount considered reasonable to provide for potential losses inherent in the portfolio.

              To determine the suggested allowance balance, two tests are applied to the various loan categories. The test with the most conservative (greatest) allowance allocation is selected for each category. The two tests are then combined with a separate qualitative factor spread against all loan categories.

              The first test includes establishment of a minimum allocation percentage for each loan (primarily commercial) based upon its loan grade. The second test involves computing the actual loss experience over the last five years for each of the loan categories (primarily consumer and residential real estate loans). The factor applied to the current outstanding loan balances of these loan categories is equal to at least the five-year average of net charge-offs to average loans for the appropriate loan portfolio.

              When economic conditions or other factors warrant, a qualitative factor is applied against all loan categories. Management declared that such a factor be instituted for 1998 given the unprecedented seven year expansion of the United States economy and the expection of a reversal of this trend in the near future. The factor applied to the current outstanding of all loan balances is equal to the seven year average of net charge-offs to average loans for the seven year period prior to the start of the current economic expansion (years 1985 through 1991).

              The allowance allocations above were deemed by management to be amounts reasonably necessary to provide for the inherent losses in the various loan categories as of December 31, 1998 and 1997.

V.       Deposits

         The following table sets forth average deposit balances and the weighted average rate paid for each of the two years ended December 31:


                                                      1998                1997
         (Dollars in thousands)                     Average             Average
                                               Balance    Rate     Balance    Rate
                                               -------    ----     -------    ----
         Non interest-bearing demand deposits  $ 8,870             $ 8,674
         Interest-bearing demand deposits       10,213    1.53%      9,299    1.96%
         Savings deposits                       17,592    2.97      16,586    2.94
         Time deposits under $100,000           20,923    5.82      21,133    5.74
         Time deposits of $100,000 or more      10,173    5.66       8,551    5.77
                                               -------             -------
           Total                               $67,771    3.65%    $64,243    3.70%
                                               =======             =======

         The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 1998:

                (In thousands)
                Three months or less                           $  6,988
                Over three months through six months              2,003
                Over six months through one year                    562
                Over one year                                     1,724
                                                               --------
                  Total                                        $ 11,277
                                                               ========

         As of December 31, 1998 the registrant had no foreign deposits.

VI.      Return on Equity and Assets

         The following table presents the ratios for the year ended December 31:

                                                                 1998        1997
                                                                 ----        ----
         Net income to average total assets                      1.47%       1.56%
         Net income to average shareholders' equity             12.53       12.47
         Cash dividend payout ratio per share                   42.63       33.65
         Average shareholders' equity to average total assets   11.75       12.47

VII.     Short Term Borrowings - Not applicable

Item 2.  Properties

         The Bank owns the land on which the Bank's main office is located. The land measures 85' by 170' and bears the municipal address of 322 South Jefferson Street, Mason, Michigan. The permanent building, also owned by Mason State Bank, has approximately 6,800 square feet including banking facilities, storage and personnel lounge areas. This brick structure was built in the mid 1800's and has gone through several remodelings, the last one being in 1986 and is in good general condition. A parking area with spaces to accommodate 20 vehicles occupies part of the property; part is occupied by two drive-in banking stations.

         The Bank also owns the land used as a Branch office. The land measures 368' by 297' and bears the municipal address of 661 North Cedar Street, Mason, Michigan. The permanent building, built in the 1960's, also owned by Mason State Bank, measures approximately 2,400 square feet, including banking facilities, storage and personnel lounge areas. This building is also in good condition. A parking area with spaces to accommodate 24 vehicles occupies part of the property; part is occupied by 4 drive-in banking stations.

         In October 1998, the Bank established an in-store branch located within the Felpausch Food Center, 810 Bellevue Street, Leslie, Michigan. The Bank entered into a lease arrangement and occupies 709 square feet of the southeast corner of the store. Prior to occupancy, this space was renovated to provide full service banking accommodations. Customer parking is readily available and maintained by Felpausch Food Center.

         The Registrant operates its business at the same address as Mason State Bank's main office. As of March 19, 1999, the Registrant owned no properties.

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

         The following sets forth certain information with respect to the Registrant's Executive Officers and Directors as of December 31, 1998.

                                           Position With           First Elected as an
         Name (Age)                          Registrant          Officer of the Registrant
         ----------                          ----------          -------------------------
         George A. Sullivan (66)           Chairman                        1988
         Gerald W. Ambrose (49)            Vice Chairman                   1994
         Timothy P. Gaylord (44)           President and C.E.O.            1995
         Douglas W. Dancer (58)            Secretary                       1990

         Mr. Sullivan is a Director of the registrant and Chairman of the Board of Directors of Mason State Bank.
         Mr. Ambrose is a Director of the registrant and Vice Chairman of the Board of Directors of Mason State Bank.
         Mr. Gaylord is a Director of the registrant and President and Chief Executive Officer of Mason State Bank.
         Mr. Dancer is a Director of the registrant and Secretary of the Board of Directors of Mason State Bank.

                                     PART II

         I. The information required by this item appears in the Capital Directions, Inc. Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference, as follows:

                                                                           Pages in 1998
                                                                           Annual Report
                                                                           -------------
         Item 5.     Market for Registrant's Common Equity and
                     Related Stockholder Matters                                1

         Item 6.     Selected Financial Data                                    1

         Item 7.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operation               2 - 7

         Item 7a.    Quantitative and Qualitative Disclosures About
                     Market Risk                                                Not required as
                                                                                registrant meets
                                                                                requirements to be
                                                                                a small business filer

         Item 8.     Financial Statements and Supplementary Data                8 - 23

         Item 9.     Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure                        None

                                    Part III

         The information required by this item is included in the Capital Directions, Inc. 1999 Proxy Statement, dated March 29, 1999, and is incorporated herein by reference, as follows:

                                                                               Page in 1999
                                                                              Proxy Statement
                                                                              ---------------
         Item 10.    Directors and Executive Officers of the Registrant            3 - 4
                     (In addition, reference is made to additional item -
                     Executive Officers under Part I, Item 4 of this Form
                     10-K report on page 11)

         Item 11.    Executive Compensation                                        4 - 6

         Item 12.    Security Ownership of Certain Beneficial Owners
                     and Management                                                2 - 3

         Item 13.    Certain Relationships and Related Transactions                6 - 7

                     The information appearing in the Corporation's Proxy Statement and in Note 4 on page 15 of the Notes to Consolidated Financial Statements of the 1998 Annual Report to Shareholders is incorporated by reference in response to this item.

                                     Part IV

         Item 14.    Exhibits, Financial Statement Schedules, and Reports on
                     Form 8-K

           (a).      The following documents are filed as part of this report:

                     1. The following consolidated financial statements of
                        Capital Directions, Inc. included in the 1998 Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference in Item 8:

                                                                       Page in 1998
                                                                       Annual Report
                                                                       -------------
                     Consolidated balance sheets -
                         December 31, 1998 and 1997                         8

                     Consolidated statements of income for the years
                         ended December 31, 1998, 1997, and 1996            9

                     Consolidated statements of cash flows for the years
                         ended December 31, 1998, 1997, and 1996            10

                     Consolidated statements of changes in shareholders'
                         equity for the years ended December 31, 1998,
                         1997, and 1996                                     11

                     Notes to consolidated financial statements             12 - 23

                     Report of Independent Auditors                         7

                     2. Financial  Statement Schedules

                     Not applicable

                     3. Exhibits

                     (3a) Articles of Incorporation and (3b) Bylaws (previously filed as Exhibits included in Capital Directions, Inc. Registration Statement Amendment No. 1 to Form S-4, No. 1 to Form S-4, No. 33-20417, Dated March 17, 1988).

                     (10)     Material Contracts
                               (a) Incentive Compensation Plans (previously
                                   filed as Exhibits included in Capital
                                   Directions, Inc.'s 1988 10-K reported dated
                                   March 29, 1989 and the 1993 10-K report dated March 29, 1994).
                               (b) Directors Deferred Compensation Plans
                                   (previously filed as Exhibits included in Capital Directions, Inc.'s 1988 10-K report dated March 29, 1989).
                               (c) Supplementary Executive Retirement Plan
                                   (previously filed as Exhibits included in Capital Directions, Inc.'s 1988 10-K report dated March 29, 1989).

                     (13) Annual Report to Shareholders for the year ended December 31, 1998 (filed herewith).

                     (22) Subsidiaries of registrant (previously filed as Exhibits included in Capital Directions, Inc.'s 1988 10-K report dated March 29, 1989).

Part IV - Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

                     (23) Consents of experts. Consent of Crowe, Chizek and
                          Company LLP.

                     (27) Financial Data Schedule for EDGAR filer.

          (b).   Reports on Form 8-K

                 No reports of Form 8-K were filed during the last quarter of the year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 1999.


CAPITAL DIRECTIONS, INC.


/s/ Timothy P. Gaylord      Timothy P. Gaylord
--------------------------  (President and Chief Executive Officer)

/s/ Lois A. Toth            Lois A. Toth
--------------------------  (Treasurer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities indicated on March 23, 1999.

/s/ George A. Sullivan      George A. Sullivan
--------------------------  Chairman of Board of Directors

/s/ Gerald W. Ambrose       Gerald W. Ambrose
--------------------------  Vice Chairman of Board of Directors

/s/ Douglas W. Dancer       Douglas W. Dancer
--------------------------  Secretary of Board of Directors

/s/ Timothy P. Gaylord      Timothy P. Gaylord
--------------------------  President and Chief Executive Officer

/s/ Marvin B. Oesterle      Marvin B. Oesterle
--------------------------  Director

/s/ Paula Johnson           Paula Johnson
--------------------------  Director

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

10(A) Incentive Compensation Plans (Incorporated herein by reference to exhibit
      10(A) to Registrants' Report on Form 10-K for the year ended December 31, 1988 and December 31, 1988 and December 31, 1993 [1988 and 1993 10-K
      Report]).

10(B) Directors Deferred Compensation Plan (Incorporated herein by reference to exhibit 10(B) to Registrants' Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

10(C) Supplementary Executive Retirement Plan (Incorporated herein by reference to exhibit 10(C) to Registrants' Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

13 Annual Report to Shareholders for the year ended December 31, 1998 (filed herewith).

22 List of Subsidiaries (Incorporated herein by reference to exhibit 22 to Registrants' Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

23    Consents of experts. Consent of Crowe, Chizek and Company LLP.

27    Financial Data Schedule for EDGAR filer.