Form 10-Q
period 1999-03-31
CAPITAL DIRECTIONS INC
filed 1999-05-12
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934




For the quarter ended     March 31, 1999   Commission file number   33-20417
                     ----------------------                      ---------------


                            Capital Directions, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Michigan                                       38-2781737
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


322 South Jefferson St., Mason, Michigan                          48854-0130
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:               (517) 676-0500
                                                                  --------------


                                      None
                  ---------------------------------------------
                  Former name, former address and former fiscal
                       year, if changed since last report


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                      ----------    ----------

As of April 27, 1999 the registrant had outstanding 596,122 shares of common stock having a par value of $5 per share.

                            CAPITAL DIRECTIONS, INC.
                               INDEX TO FORM 10-Q

                                                                                        Page
PART I - FINANCIAL INFORMATION                                                         Number
------------------------------                                                         ------
  Item 1. Consolidated Balance Sheets
          March 31, 1999 and December 31, 1998.........................................  1

          Consolidated Statement of Income for the Three Month
          Periods ended March 31, 1999 and 1998........................................  2

          Consolidated Statement of Cash Flows for the Three Month
          Periods ended March 31, 1999 and 1998........................................  3

          Consolidated Statement of Changes in Shareholders' Equity
          for the Three Months ended March 31, 1999....................................  4

          Notes to Interim Consolidated Financial Statements...........................  5-6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................................  6-11

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings............................................................ 11

  Item 2. Changes in Securities........................................................ 11

  Item 3. Defaults Upon Senior Securities.............................................. 11

  Item 4. Submission of Matters to a Vote of Security Holders.......................... 11

  Item 5. Other Information............................................................ 11

  Item 6. Exhibits and Reports on Form 8-K............................................. 11

  Item 7. Signatures................................................................... 12

          Index to Exhibits............................................................ 13


PART I - FINANCIAL INFORMATION

                            CAPITAL DIRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------
(In thousands)
                                                                       March 31,        December 31,
                                                                         1999              1998
                                                                         ----              ----
                                                                      (Unaudited)
ASSETS
    Cash and non interest bearing deposits                             $   2,452         $   2,695
    Interest bearing deposits                                                 24                26
Federal funds sold                                                             -               600
                                                                       ---------          --------
Total cash and cash equivalents                                            2,476             3,321
Securities available for sale                                              5,212             5,320
Securities held to maturity (fair value of $6,201 as of
   March 31, 1999 and $6,484 as of December 31, 1998)                      6,011             6,276
    Federal Home Loan Bank (FHLB) stock                                      875               787
                                                                       ---------          --------
Total investment securities                                               12,098            12,383
    Loans:
  Commercial and agricultural                                              4,984             5,547
  Installment                                                              3,427             3,368
  Real estate mortgages                                                   76,478            73,000
                                                                       ---------          --------
          Total loans                                                     84,889            81,915
Allowance for loan losses                                                 (1,028)           (1,011)
                                                                       ---------         ---------
  Net loans                                                               83,861            80,904
Premises and equipment, net                                                  764               784
Accrued income and other assets                                            3,140             2,837
                                                                       ---------         ---------
  Total assets                                                         $ 102,339         $ 100,229
                                                                       =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Deposits:
  Non interest bearing                                                 $   9,352         $  10,288
  Interest bearing                                                        61,628            62,101
                                                                       ---------         ---------
    Total deposits                                                        70,980            72,389
Federal funds purchased                                                    1,200                 -
Long-term FHLB borrowings                                                 17,505            15,593
Other liabilities                                                          1,458             1,250
                                                                       ---------         ---------
     Total liabilities                                                    91,143            89,232
SHAREHOLDERS' EQUITY
Common stock:  $5 par value, 1,300,000 shares authorized;
  596,122 outstanding March 31, 1999 and 595,123 outstanding
  December 31, 1998                                                        2,981             2,976
Additional paid in capital                                                 2,572             2,561
Retained earnings                                                          5,609             5,418
Net unrealized gains/(losses) on securities available for sale, net of tax of $17 as of March 31, 1999 and $22 as of
  December 31, 1998                                                           34                42
                                                                       ---------         ---------
 Total shareholders' equity                                               11,196            10,997
                                                                       ---------         ---------
     Total liabilities and shareholders' equity                        $ 102,339         $ 100,229
                                                                       =========         =========



See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

-------------------------------------------------------------------------------------------------------

(In thousands, except per share data)                                        Three Months Ended
                                                                                  March 31,
                                                                            1999             1998
                                                                            ----             ----
Interest and Dividend Income
    Interest and fees on loans                                         $   1,643        $   1,361
    Federal funds sold                                                         6               24
    Interest and dividends on investment securities:
      Taxable                                                                129              183
      Tax exempt                                                              56               52
      Other interest income                                                    1                -
                                                                       ---------        ---------
         Total interest income                                             1,835            1,620
Interest Expense
    Deposits                                                                 598              613
    Short-term borrowings                                                      4                1
    Long-term borrowings                                                     234               93
                                                                       ---------        ---------
         Total interest expense                                              836              707
                                                                       ---------        ---------
Net Interest Income                                                          999              913
Provision for loan losses                                                      9               (8)
                                                                       ---------        ---------
Net interest income after provision for loan losses                          990              921
Non Interest Income
    Service charges on deposit accounts                                       62               68
    Net gain (loss) on sale of loans                                           -                1
    Net gain (loss) on sale and call of securities                             -              (13)
    Other operating income                                                    74               65
                                                                       ---------        ---------
         Total non interest income                                           136              121
Non Interest Expense
    Salaries and employee benefits                                           351              369
    Premises and equipment                                                    80               78
    Other operating income                                                   195              170
                                                                       ---------        ---------
         Total non interest expense                                          626              617

Income before income tax expense                                             500              425
Income tax expense                                                           148              122
                                                                       ---------        ---------

Net Income                                                             $     352        $     303
                                                                       =========        =========

Average common shares outstanding                                        595,412          595,056
Basic earnings per common share                                             0.59             0.51
Diluted earnings per common share                                           0.59             0.51
Dividends per share of common stock, declared                               0.27             0.21


See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------------------------------
(In thousands)                                                                Three Months Ended
                                                                                  March 31,
                                                                             1999            1998
                                                                             ----            ----
Cash flows from operating activities
    Net income                                                         $     352        $     303
    Adjustments to reconcile net income to net cash from
    operating activities
       Depreciation                                                           30               28
       Provision for loan losses                                               9               (8)
       Net amortization (accretion) on securities                              9               10
       Net gain (loss) on sales of non-residential loans                       -               (1)
       Net gain (loss) on securities                                           -               13
       Changes in assets and liabilities:
          Accrued interest receivable                                       (129)             (42)
          Accrued interest payable                                            25                7
          Other assets                                                      (170)             (94)
          Other liabilities                                                  183              116
                                                                       ---------        ---------
            Net cash from operating activities                               309              332

Cash flows from investing activities
    Securities available for sale:
       Purchases                                                             (88)          (2,444)
       Maturities, calls and principal payments                               87            1,834
    Securities held to maturity:
       Maturities, calls and principal payments                              265              675
    Proceeds from sale of non-residential loans                                -               53
    Net change in loans                                                   (2,966)          (2,425)
    Premises and equipment expenditures                                      (10)             (27)
                                                                       ---------        ---------
          Net cash from investing activities                              (2,712)          (2,334)

Cash flows from financing activities
    Net change in deposits                                                (1,409)           1,571
    Federal funds purchased                                                1,200             (450)
    Proceeds from long-term FHLB borrowings                                2,000            3,100
    Repayment of long-term FHLB borrowings                                   (88)             (86)
    Proceeds from shares issued upon exercise of stock options                16                -
    Dividends paid                                                          (161)            (112)
                                                                       ---------        ---------
          Net cash from financing activities                               1,558            4,023
                                                                       ---------        ---------
Net change in cash and cash equivalents                                     (845)           2,021
Cash and cash equivalents at beginning of year                             3,321            2,188
                                                                       ---------        ---------
Cash and cash equivalents at March 31                                  $   2,476        $   4,209
                                                                       =========        =========

Supplemental disclosure of cash flow information
    Cash paid during the year for:
       Interest                                                        $     810        $     732
       Income taxes - federal                                          $     168              130



See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
               For the three months ended March 31, 1999 and 1998

----------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)
                                                                                   Net
                                                                                Unrealized
                                                                                  Gain On
                                                                                 Securities      Total
                                                       Additional                Available       Share-
                                             Common     Paid-In      Retained    For Sale,      Holders'
                                             Stock      Capital      Earnings    Net of Tax      Equity
                                             -----      -------      --------    ----------      ------
Balance, January 1, 1998                  $   2,975    $   2,561     $  4,652     $     28     $  10,216

Net income                                        -            -          303            -           303

Other comprehensive income, net:
   Net change in unrealized gain on
   securities available for sale, net of
   tax of $2                                      -            -            -            3             3
                                                                                               ---------
Comprehensive income                                                                                 306
Cash dividends ($.19 per share)                                          (112)                      (112)
                                          ---------    ---------     --------     --------     ---------

Balance, March 31, 1998                   $   2,975    $   2,561     $  4,843     $     31     $  10,410
                                          =========    =========     ========     ========     =========



Balance, January 1, 1999                  $   2,976    $   2,561     $  5,418     $     42     $  10,997

Net income                                        -            -          352            -           352

Other comprehensive income, net:
   Net change in unrealized gain on
   securities available for sale, net of
   tax of $(4)                                    -            -            -           (8)           (8)
                                                                                               ---------
Comprehensive income                                                                                 344
Issuance of 999 shares of common stock
   upon exercise of stock options                 5           11            -            -            16
Cash dividends ($.27 per share)                                          (161)                      (161)
                                          ---------    ---------     --------     --------     ---------

Balance, March 31, 1999                   $   2,981    $   2,572     $  5,609     $     34     $  11,196
                                          =========    =========     ========     ========     =========



See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 1999 and December 31, 1998, the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998, and the changes in shareholders' equity for the three month periods ended March 31, 1999 and 1998.

2. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year end 1998, included in the Registrant's 1998 Annual Report.

4. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, historical performance, current economic conditions, current analyses of asset quality and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers' inability to comply with the original terms. As of March 31, 1999, non-performing loans totaled $93,000 or .11% of total loans. This represents a decrease of $280,000 from the $373,000 balance at December 31, 1998.


                                                              March 31,     December 31,
                  Non-performing loans                          1999            1998
                  --------------------                          ----            ----
                  Non-accrual                                 $62,000         $243,000
                  90 days or more past due                     31,000          130,000
                  Renegotiated                                      -                -
                                                              -------         --------
                       Total                                  $93,000         $373,000
                                                              =======         ========

                  Non-performing loans as a percent of:
                       Total loans                                .11%             .46%
                       Allowance for loan losses                 9.05%           36.89%


      Analysis of the allowance for loan losses
      The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged-off, and addition or reductions to the allowance which have been charged or credited to expense.


                  (In thousands)                               Three              Twelve
                                                               Months             Months
                                                               Ended              Ended
                                                              March 31,        December 31,
                                                                1999              1998
                                                                ----              ----
                  Balance at beginning of period              $   1,011         $  1,035


                  Charge-offs                                        (7)             (30)
                  Recoveries                                         15               29
                                                              ---------         --------
                      Net charge-offs                                 8               (1)
                  Additions (reductions) to allowance
                  for loan losses                                     9              (23)
                                                              ---------         --------

                  Balance at end of period                    $   1,028         $  1,011
                                                              =========         ========


    Average loans outstanding during the period               $  83,168         $ 69,172
                                                              =========         ========

    Loans outstanding at end of period                        $  84,889         $ 81,915
                                                              =========         ========

    Allowance as a percent of:
      Total loans at end of period                                 1.21%            1.23%
                                                              =========         ========

      Non-performing loans at end of period                    1,105.38%          271.05%
                                                              =========         ========

    Net charge-offs as a percent of:
      Average loans outstanding                                    (.01)%            .00%
                                                              =========         ========

      Allowance for loan losses                                    (.78)%            .10%
                                                              =========         ========



5. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

Item 2. Management's discussion and analysis of financial condition and results of operations

     The following discussion and analysis of financial condition and results of operations provides additional information to assess the Consolidated Financial Statements of the Registrant and its wholly-owned subsidiaries. Capital Directions, Inc. is a one-bank holding company which commenced operations on July 22, 1988. This was facilitated by the acquisition of 100% of the outstanding shares of Mason State Bank in an exchange of common stock. The Company and its subsidiaries provide banking and financial services in the baking industry. Substantially all revenue and services are derived from banking products and services. The Bank's primary services include accepting retail deposits and making residential, consumer and commercial loans.

     The corporation is not aware of any market or institutional trends, events or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein.

     Financial Condition  (In thousands)
     During the first quarter of 1999, the assets of the corporation increased $2,110 or 2.1% from December 31, 1998. This increase resulted primarily from continued strong growth in mortgage lending. This growth was supported largely by an increase in Federal Home Loan Bank borrowings.

     Cash and cash equivalents have decreased $845 or 25.44% in the three month period from December 31, 1998 to March 31, 1999. This is a result of reducing excess available funds which are normally sold as an overnight investment of federal funds.

     Total outstanding loans have increased $2,974 during the first quarter of 1999. This is an increase of 3.63% from December 31, 1998. The majority of this growth has been in the residential real estate portfolio. All new loans booked in 1999 have been held within the loan portfolio. As additional demand for real estate lending is realized, management may consider selling newly issued loans on the secondary market.

     The allowance for loan losses increased $17 or 1.68% during the three month period ending March 31, 1999. At March 31, 1999 the allowance as a percent of outstanding loans was 1.21% compared to 1.23% at December 31, 1998. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses inherent in the portfolio.

     Total deposits have decreased $1,409 or 1.95% during the first quarter of 1999. The largest portion of this decline was concentrated in the non interest bearing demand accounts.

     Total shareholders' equity increased $199 or 1.81% in the first quarter of 1999. Net income of $352 and stock transactions from the exercise of options of $16 have increased shareholders' equity, while dividends of $161 and net unrealized loss on available for sale securities of $8 reduced shareholders' equity. Book value per share was $18.80 at March 31, 1999 compared to $18.48 at December 31, 1998.

     Results of Operations (In thousands)

     For the first quarter of 1999, net income was $352, basic earnings per share was $.59, and diluted earnings per share was $.59, compared to $303, $.51, and $.51 for the same period in 1998. Average earning assets increased to $95,945 or 22.31% from March 31, 1998 to March 31, 1999. The average yield on earning assets decreased to 7.90% for the quarter ended March 31, 1999 from 8.46% for the comparable time period in 1998. Average costs for rate related liabilities decreased 15 basis points to 3.83% at March 31, 1999 from 3.98% at March 31, 1998. Net interest margin decreased to 4.37% for the first three months of 1999 compared to 4.70% in the same period of 1998. This is a result of the continuing lower rate environment.

     The provision for loan losses was $9 during the first three months of 1999 compared to $(8) for the same period of 1998. This increase is consistent with the growth of the loan portfolio.

     Non interest income increased $15 or 12.40% during the first quarter of 1999 when compared to the first quarter of 1998. Over 86% of this increase is attributable to the loss incurred in 1998 on investment securities. In addition, a decline of approximately 8% in service charge income was offset by an increase of approximately 13% in other operating income attributable to investment center income and ATM fees.

     Non interest expense increased $9 or 1.46% when comparing the first quarter of 1999 to the first quarter of 1998. Most of this increase is a result of increased data processing costs, consulting fees and correspondent service charges. Decreased expenses were realized for salaries and employee benefits.

     The federal income tax provision for the first three months of 1999 was $148, up from $122 for the same period in 1998. This increase reflects a higher taxable income for 1999.
                                        7

     Liquidity and interest rate risk

     The primary objective of asset/liability management is to assure the maintenance of adequate liquidity and maximize net interest income by maintaining appropriate maturities and balances between interest sensitive earning assets and interest bearing liabilities. Liquidity management ensures sufficient funds are maintained to meet the cash withdrawal requirements of depositors and the credit demand of borrowers.

     Sources of liquidity include federal funds sold, investment security maturities and principal payments. A net average balance of $498,000 in federal funds sold was maintained during the first quarter of 1999. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. During the first quarter of 1999, the Bank used this source of funding to offset new mortgage loan demand. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowing and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

     At March 31, 1999 the securities available for sale were valued at $6,201,000. It is not anticipated that management will use these funds due to the optional sources that may be available.

     Interest rate sensitivity management seeks to maximize net interest margin through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

     Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the "rate sensitive position" or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as "GAP" and its handling as "GAP Management". Throughout the first quarter of 1999, the results of the GAP analysis were within the Bank's policy guidelines. At March 31, 1999, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 81%.

     The following table shows the Corporation's GAP position as of March 31, 1999. The Corporation has a liability sensitive position of approximately $7,843,000 which indicates higher net interest income may be earned if rates decrease during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control.


GAP Measurement (Dollars in thousands)
                  0-30     31-90      2nd     3rd      4th      Annual      1-3       3-5     Over 5
                  Days     Days     Quarter Quarter  Quarter    Total      Years     Years    Years    Total
                  ----     ----     ------- -------  -------    -----      -----     -----    -----    -----
Assets
------
Loans             $10,733  $3,492   $4,692 $ 4,140   $ 3,982   $27,039   $ 10,810  $ 13,262  $39,926 $ 91,037

Loan repayment
offset                  -       -        -       -         -         -          -         -        -   -6,148

Allowance for
loan losses             -       -        -       -         -         -          -         -        -   -1,028

Investments         1,882   2,107      200     907       442     5,538      3,151     1,566    2,643   12,898

Mortgage-
backed
repayments              -       -        -       -         -         -          -         -        -     -800

Short-term
Investments            24       -        -       -         -        24          -         -        -       24

Other non-
earning assets          -       -        -       -         -         -          -         -        -    6,356
                  ------- -------   ------ -------   -------   -------   --------  --------  ------- --------

  Total           $12,639 $ 5,599   $4,892 $ 5,047   $ 4,424   $32,601   $ 13,961  $ 14,828  $42,569 $102,339
                  ======= =======   ====== =======   =======   =======   ========  ========  ======= ========

Liabilities
-----------
Non interest
bearing
deposits          $   349 $   688   $1,131 $ 1,036   $ 1,036   $ 4,240   $  2,355  $  2,355  $   403 $  9,353

Interest
bearing
deposits           10,724   8,186    5,792   4,513     5,055    34,270     14,197     7,217    5,943   61,627

Federal funds
purchased           1,200       -        -       -         -     1,200          -         -        -    1,200

Long-term
FHLB
borrowings              -     500        -     144        90       734      1,863    13,961      947   17,505

Other
liabilities             -       -        -       -         -         -          -         -        -    1,458

Capital                 -       -        -       -         -         -          -         -        -   11,196
                  ------- -------  ------- -------   -------   -------    -------  --------   ------ --------

  Total           $12,273 $ 9,374  $ 6,923 $ 5,693   $ 6,181   $40,444   $ 18,415  $ 23,533  $ 7,293 $102,339
                  ======= =======  ======= =======   =======   =======   ========  ========  ======= ========

GAP               $   366 $-3,775  $-2,031 $  -646   $-1,757   $-7,843   $ -4,454  $ -8,705  $35,276

Cumulative
GAP               $   366 $-3,409  $-5,440 $-6,086   $-7,843   $-7,843   $-12,297  $-21,002  $14,274

GAP ratio             103%     60%      71%     89%       72%       81%        76%       63%     584%


     Capital Resources

     The Corporation's capital adequacy is reviewed continuously to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders' equity, excluding the net unrealized gain on securities available for sale, increased $207,000 or 1.89% to $11,162,000 for the first quarter of 1999. This represents 10.91% of total assets. At March 31, 1998, the similar ratio of shareholders' equity to total assets was 12.33%. Dividends declared per common share increased by 43.75% to $.27 per share in 1999 compared to $.19 in 1998.

     Regulators established "risk-based" capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk based and total assets based on perceived risk in asset categories and certain off-balance sheet items, such as loan commitments and standby letters of credit. On March 31, 1999, the Bank has a "risk-based" total capital to asset ratio of 17.50%. The ratio exceeds the requirements established by regulatory agencies as shown below.


                 Capital                        March 31, 1999
                 (Dollars in thousands)    Risk-based      Leverage
                 Actual amount             $  12,108       $ 11,080
                 Actual percentage             17.50%         10.98%
                 Required amount           $   5,456       $  4,038
                 Required percentage            8.00%          4.00%
                 Excess amount             $   6,652       $  7,042

     Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy. It is the opinion of management that capital and shareholders' equity is adequate and will continue to be so throughout 1999.

     Impact of Year 2000 compliance

     The approach of the Year 2000 presents potential problems to businesses that utilize computer systems in their daily operations. Some computer systems may not be able to properly interpret dates after December 31, 1999, as they may use only two digits to indicate the year. Thus, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000.

     Capital Directions, Inc. has been working since 1997 to verify that our systems are ready for year 2000, or Y2K. A team of bank professionals meet on a regular basis to work through the phases of the bank's Y2K plan and status updates are made monthly to the Board of Directors. As outlined in the plan, the scope of the year 2000 project includes the compliance of all operating systems and hardware on all platforms in the areas of both information and non-information technology.

     All of our critical systems have already been renovated, tested and returned to production. Throughout 1999 we will continue testing our systems. This will include participation in industry-wide tests, as well as tests with our business partners, to verify that information can flow back and forth between our companies' systems. In addition, we are developing detailed contingency plans to cope with the unexpected. We fully expect the year 2000 to be business as usual.

     We will be hosting several Y2K community outreach programs throughout 1999. Our desire is to inform customers and consumers not only as to the bank's Y2K status; but, also to provide information on the banking industry as a whole, as well as to provide information to consumers on such services as power, telecommunications, local government, emergency services and Y2K fraud awareness.

     Capital Directions expects to spend approximately $45,000 associated with the year 2000; 80% of which can be attributed to salaries. The corporation earnings have been adequate to handle year 2000 expenditures with no delay to other capital expenditures. It is difficult to predict exact expenses associated with the year 2000 issue and additional funds may be needed for unknown expenses that may occur.

     All customers that have a borrowing or deposit relationship in excess of $250,000 have been interviewed and an evaluation of their year 2000 preparedness has been completed. All material customers are making good progress on their year 2000 plans. The corporation does not expect to experience credit deterioration due to the year 2000 issue. The corporation may face a liquidity risk if the public perceives liquidity risk involved with the year 2000 and withdraws funds from the banking system. The corporation has established lines of credit to handle this uncertainty.

     No one can predict with absolute certainty the outcome of any event. However, due to our program, early recognition of the issues and commitment, customers can be confident that our thorough preparation will enable our computer systems to continue to meet their financial needs.


Part II - Other Information

     Item 1.  Legal proceedings

     The Corporation is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the registrant or its subsidiaries as of and for the period ended March 31, 1999.

     Item 2.  Changes in securities

     During the three months ended March 31, 1999, there weren't any changes in the Registrant's securities, relevant to the requirements of this section, that would cause any shareholder's rights to be materially modified, limited or qualified.

     Item 3.  Defaults upon senior securities

     No defaults have occurred involving senior securities on the part of the Registrant.

     Item 4.  Submission of matters to a vote of security holders

     No matters have been submitted to a vote of the Registrant's security holders.

     Item 5.  Other information

     None

     Item 6.  Exhibits and reports on Form 8-K

       1.    Exhibits required by Item 601 of Regulation S-K
             See Index to Exhibits on page 13.

       2.    Reports on Form 8-K
             No reports on Form 8-K were filed for the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CAPITAL DIRECTIONS, INC.



Date:  May 3, 1999            By:      /s/      Timothy Gaylord
       -----------            ---------------------------------
                                                Timothy Gaylord
                                                President


Date:  May 3, 1999            By:      /s/      Lois A. Toth
       -----------            ---------------------------------
                                                Lois A. Toth
     .                                          Treasurer

                                Index to Exhibits


The following exhibits are filed or incorporated by reference as part of this report:

2   Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
    - Consolidation Agreement included in Amendment No. 1 to Form S-4 Registrant Statement No. 33-20417

3 Instruments Defining the Rights of Security Holders, Including Debentures - Not applicable

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