Form 10-Q
period 1999-06-30
CAPITAL DIRECTIONS INC
filed 1999-08-12
CIK 830157

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934




For the quarter ended     June  30, 1999   Commission file number    33-20417
                     -----------------------                    ----------------


                            Capital Directions, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Michigan                                       38-2781737
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


322 South Jefferson St., Mason, Michigan                        48854-0130
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:           (517) 676-0500
                                                              --------------


                                      None
                  Former name, former address and former fiscal
                       year, if changed since last report


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X    No
     -------   -------
As of July 15, 1999 the registrant had outstanding 596,622 shares of common stock having a par value of $5 per share.

                            CAPITAL DIRECTIONS, INC.
                               INDEX TO FORM 10-Q

                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number

Item 1. Consolidated Balance Sheets
        June 30, 1999 and December 31, 1998................................ 1

        Consolidated Statement of Income for the three and six month periods ended June 30, 1999 and 1998............................... 2

        Consolidated Statement of Cash Flows for the six month
        periods ended June 30, 1999 and 1998............................... 3

        Consolidated Statement of Changes in Shareholders' Equity
        for the six months ended June 30, 1999............................. 4

        Notes to Interim Consolidated Financial Statements................. 5-6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................ 6-11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 11

Item 2. Changes in Securities.............................................. 11

Item 3. Defaults Upon Senior Securities ................................... 11

Item 4. Submission of Matters to a Vote of Security Holders................ 11

Item 5. Other Information.................................................. 11

Item 6. Exhibits and Reports on Form 8-K................................... 11

Item 7. Signatures......................................................... 12

        Index to Exhibits.................................................. 13

PART I - FINANCIAL INFORMATION

                            CAPITAL DIRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                                                   June 30,             December 31,
                                                                                                     1999                   1998
                                                                                                    -----                   ----
                                                                                                 (Unaudited)
ASSETS
    Cash and non interest bearing deposits                                                        $   2,332               $   2,695
    Interest bearing deposits                                                                            40                      26
    Federal funds sold                                                                                    -                     600
                                                                                                  ---------               ---------
        Total cash and cash equivalents                                                               2,372                   3,321
    Securities available for sale                                                                     9,640                   5,320
    Securities held to maturity (fair value of $6,484
      as of December 31, 1998)                                                                            -                   6,276
    Federal Home Loan Bank (FHLB) stock                                                                 975                     787
                                                                                                  ---------               ---------
    Total investment securities                                                                      10,615                  12,383
    Loans:
     Commercial and agricultural                                                                      5,448                   5,547
     Installment                                                                                      3,399                   3,368
     Real estate mortgages                                                                           78,502                  73,000
                                                                                                  ---------               ---------
         Total loans                                                                                 87,349                  81,915
        Allowance for loan losses                                                                    (1,026)                 (1,011)
                                                                                                  ---------               ---------
          Net loans                                                                                  86,323                  80,904
        Premises and equipment, net                                                                     755                     784
     Accrued income and other assets                                                                  3,178                   2,837
                                                                                                  ---------               ---------
         Total assets                                                                             $ 103,243               $ 100,229
                                                                                                  =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
    Non interest bearing                                                                          $  10,305               $  10,288
    Interest bearing                                                                                 59,862                  62,101
                                                                                                  ---------               ---------
      Total deposits                                                                                 70,167                  72,389
   Federal funds purchased                                                                            1,050                       -
   Long-term FHLB borrowings                                                                         19,005                  15,593
   Other liabilities                                                                                  1,575                   1,250
                                                                                                  ---------               ---------
      Total liabilities                                                                              91,797                  89,232
SHAREHOLDERS' EQUITY
  Common stock:  $5 par value, 1,300,000 shares authorized;
   596,622 outstanding June 30, 1999 and 595,123 outstanding
   December 31, 1998                                                                                  2,983                   2,976
  Additional paid in capital                                                                          2,576                   2,561
  Retained earnings                                                                                   5,798                   5,418
  Net unrealized gains/(losses) on securities available for sale, net of tax of $46 as of June 30, 1999 and $22 as of
   December 31, 1998                                                                                     89                      42
                                                                                                  ---------               ---------
      Total shareholders' equity                                                                     11,446                  10,997
                                                                                                  ---------               ---------
        Total liabilities and shareholders' equity                                                $ 103,243               $ 100,229
                                                                                                  =========               =========

          See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

 ----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                          Three Months Ended                  Six Months Ended
                                                                                June 30,                           June 30,
                                                                         1999             1998              1999             1998
                                                                         ----             ----              ----             ----
Interest and Dividend Income
    Interest and fees on loans                                        $   1,695        $   1,407         $   3,338        $   2,768
    Federal funds sold                                                        6               33                12               57
    Interest and dividends on investment securities:
       Taxable                                                              120              168               249              351
       Tax exempt                                                            53               50               109              102
       Other interest income                                                  2                6                 3                6
                                                                      ---------        ---------         ---------        ---------
            Total interest income                                         1,876            1,664             3,711            3,284
Interest Expense
    Deposits                                                                576              622             1,174            1,235
    Short-term borrowings                                                    11                -                15                1
    Long-term borrowings                                                    276              146               510              239
                                                                      ---------        ---------         ---------        ---------
         Total interest expense                                             863              768             1,699            1,475
                                                                      ---------        ---------         ---------        ---------
Net Interest Income                                                       1,013              896             2,012            1,809
Provision for loan losses                                                     9               (9)               18              (17)
                                                                      ---------        ---------         ---------        ---------
Net interest income after provision for loan losses                       1,004              905             1,994            1,826
Non Interest Income
    Service charges on deposit accounts                                      70               72               132              140
    Net gain (loss) on sale of loans                                          -               (2)                -               (1)
    Net gain (loss) on sale and call of securities                            -               (5)                -              (18)
    Other income                                                             83               98               157              163
                                                                      ---------        ---------         ---------        ---------
         Total non interest income                                          153              163               289              284
Non Interest Expense
    Salaries and employee benefits                                          342              355               693              724
    Premises and equipment                                                   76               77               156              155
    Other operating expense                                                 228              184               423              354
                                                                      ---------        ---------         ---------        ---------
         Total non interest expense                                         646              616             1,272            1,233

Income before income tax expense                                            511              452             1,011              877
Income tax expense                                                          154              132               302              254
                                                                      ---------        ---------         ---------        ---------

Net Income                                                            $     357        $     320         $     709        $     623
                                                                      =========        =========         =========        =========

Average common shares outstanding                                       596,127          595,056           595,772          595,056
Basic earnings per common share                                            0.60             0.54              1.19             1.05
Diluted earnings per common share                                          0.59             0.53              1.18             1.04
Dividends per share of common stock, declared                              0.28             0.23              0.55             0.42

          See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                              Six Months Ended
                                                                                                                June 30,
                                                                                                       1999                   1998
                                                                                                       ----                   ----
Cash flows from operating activities
    Net income                                                                                       $    709              $    623
    Adjustments to reconcile net income to net cash from
    operating activities
       Depreciation                                                                                        61                    61
       Provision for loan losses                                                                           18                   (17)
       Net amortization (accretion) on securities                                                          19                    18
       Net gain (loss) on sales of non-residential loans                                                    -                     1
       Net gain (loss) on securities                                                                        -                    18
       Changes in assets and liabilities:
          Accrued interest receivable                                                                     (53)                   32
          Accrued interest payable                                                                         10                   (27)
          Other assets                                                                                   (316)                 (251)
          Other liabilities                                                                               308                   231
                                                                                                     --------              --------
            Net cash from operating activities                                                            756                   689

Cash flows from investing activities
    Securities available for sale:
       Purchases                                                                                       (1,277)               (4,693)
       Maturities, calls and principal payments                                                         2,836                 3,713
    Securities held to maturity:
       Maturities, calls and principal payments                                                           265                 1,223
    Proceeds from sale of non-residential loans                                                             -                    68
    Net change in loans                                                                                (5,437)               (7,594)
    Premises and equipment expenditures                                                                   (32)                  (41)
                                                                                                     --------              --------
          Net cash from investing activities                                                           (3,645)               (7,324)

Cash flows from financing activities
    Net change in deposits                                                                             (2,222)                7,761
    Federal funds purchased                                                                             1,050                  (450)
    Proceeds from long-term FHLB borrowings                                                             4,000                 8,350
    Repayment of long-term FHLB borrowings                                                               (588)                  (86)
    Proceeds from shares issued upon exercise of stock options                                             22                     -
    Dividends paid                                                                                       (322)                 (247)
                                                                                                     --------              --------
          Net cash from financing activities                                                            1,940                15,328
                                                                                                     --------              --------
Net change in cash and cash equivalents                                                                  (949)                8,693
Cash and cash equivalents at beginning of year                                                          3,321                 2,188
                                                                                                     --------              --------
Cash and cash equivalents at end of period                                                           $  2,372              $ 10,881
                                                                                                     ========              ========

Supplemental disclosure of cash flow information
  Cash paid during the year for:
       Interest                                                                                      $  1,688              $  1,503
       Income taxes - federal                                                                        $    301                   269

          See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
                 For the six months ended June 30, 1999 and 1998

-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)
                                                                                                             Net
                                                                                                         Unrealized
                                                                                                          Gain On
                                                                                                         Securities          Total
                                                                         Additional                       Available          Share-
                                                        Common            Paid-In          Retained       For Sale,         Holders'
                                                         Stock            Capital          Earnings      Net of Tax         Equity
                                                        -------           -------          --------      ----------         ------
Balance, January 1, 1998                                $  2,975         $  2,561         $  4,652        $     28         $ 10,216

Net income                                                     -                -              623               -              623

Other comprehensive income, net:
   Net change in unrealized gain on
   securities available for sale, net of
   tax of $(1)                                                 -                -                -              (2)              (2)
                                                                                                                           --------
Comprehensive income                                                                                                            621
Cash dividends ($.415 per share)                                                              (246)                            (246)
                                                        --------         --------         --------        --------         --------
Balance, June 30, 1998                                  $  2,975         $  2,561         $  5,029        $     26         $ 10,591
                                                        ========         ========         ========        ========         ========



Balance, January 1, 1999                                $  2,976         $  2,561         $  5,418        $     42         $ 10,997

Net income                                                     -                -              709               -              709

Other comprehensive income, net:
   Net change in unrealized gain on
   securities available for sale, net of
   tax of $24                                                  -                -                -              47               47
                                                                                                                           --------
Comprehensive income                                                                                                            756
Issuance of 999 shares of common stock
   upon exercise of stock options                              7               15                -               -               22
Cash dividends ($.55 per share)                                                               (329)                            (329)
                                                        --------         --------         --------        --------         --------
Balance, June 30, 1999                                  $  2,983         $  2,576         $  5,798        $     89         $ 11,446
                                                        ========         ========         ========        ========         ========


          See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 1999 and December 31, 1998, the results of operations and cash flows for the six month periods ended June 30, 1999 and 1998, and the changes in shareholders' equity for the six month periods ended June 30, 1999 and 1998.

2. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year-end 1998, included in the Registrant's 1998 Annual Report.

4. During the second quarter of 1999, the Bank transferred securities from the held to maturity portfolio to the available for sale portfolio in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. At the date of transfer, these securities had an amortized cost of $6,010,847 and increased the unrealized gain on securities available for sale and shareholders' equity by $125,575, net of tax of $64,689.

5. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, historical performance, current economic conditions, current analyses of asset quality and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers' inability to comply with the original terms. As of June 30, 1999, non-performing loans totaled $36,000 or .04% of total loans. This represents a decrease of $337,000 from the $373,000 balance at December 31, 1998.

                                                                                                   June 30,             December 31,
                  Non-performing loans                                                              1999                   1998
                  --------------------                                                              ----                   ----
                  Non-accrual                                                                     $ 34,000                 $243,000
                  90 days or more past due                                                           2,000                  130,000
                  Renegotiated                                                                           -                        -
                                                                                                  --------                 --------
                       Total                                                                      $ 36,000                 $373,000
                                                                                                  ========                 ========

                  Non-performing loans as a percent of:
                       Total loans                                                                     .04%                     .46%
                       Allowance for loan losses                                                      3.51%                   36.89%

     Analysis of the allowance for loan losses

     The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged-off, and addition or reductions to the allowance which have been charged or credited to expense.

             (In thousands)                                                                      Six                        Twelve
                                                                                                Months                      Months
                                                                                                Ended                       Ended
                                                                                               June 30,                  December 31
                                                                                                1999                        1998
                                                                                                ----                        ----

              Balance at beginning of period                                                   $  1,011                   $  1,035


              Charge-offs                                                                           (24)                       (30)
              Recoveries                                                                             21                         29
                                                                                               --------                   --------
                  Net charge-offs                                                                    (3)                        (1)
              Additions (reductions) to allowance
              for loan losses                                                                        18                        (23)
                                                                                               --------                   --------

              Balance at end of period                                                         $  1,026                   $  1,011
                                                                                               ========                   ========


Average loans outstanding during the period                                                    $ 84,988                   $ 69,172
                                                                                               ========                   ========

Loans outstanding at end of period                                                             $ 87,349                   $ 81,915
                                                                                               ========                   ========

Allowance as a percent of:
  Total loans at end of period                                                                     1.17%                      1.23%
                                                                                               ========                   ========

  Non-performing loans at end of period                                                        2,850.00%                    271.05%
                                                                                               ========                   ========

Net charge-offs as a percent of:
  Average loans outstanding                                                                         .00%                       .00%
                                                                                               ========                   ========

  Allowance for loan losses                                                                         .29%                       .10%
                                                                                               ========                   ========

6. The provision for income taxes represents federal income tax expense calculated using annualized rates on taxable income generated during the respective periods.

Item 2. Management's discussion and analysis of financial condition and results of operations

     The following discussion and analysis of financial condition and results of operations provides additional information to assess the Consolidated Financial Statements of the Registrant and its wholly-owned subsidiaries. Capital Directions, Inc. is a one-bank holding company which commenced operations on July 22, 1988. This was facilitated by the acquisition of 100% of the outstanding shares of Mason State Bank in an exchange of common stock. The Company and its subsidiaries provide banking and financial services in the banking industry. Substantially all revenue and services are derived from banking products and services. The Bank's primary services include accepting retail deposits and making residential, consumer and commercial loans.

     The corporation is not aware of any market or institutional trends, events or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein.

     Financial Condition (In thousands)

     Assets totaled $103,243 at June 30, 1999. The 3.0% increase of $3,014 from $100,229 at December 31, 1998 resulted primarily from continued strong growth in mortgage lending. This growth was supported largely by an increase in Federal Home Loan Bank borrowings.

     Cash and cash equivalents have decreased $949 or 28.58% in the six month period from December 31, 1998 to June 30, 1999. This is a result of reducing excess available funds which are normally sold as an overnight investment of federal funds.

     Total outstanding loans have increased $5,434 during the first six months of 1999. This is an increase of 6.63% from December 31, 1998. The majority of this growth has been in the residential real estate portfolio. All new loans booked in 1999 have been held within the loan portfolio. As additional demand for real estate lending is realized, management may consider selling newly issued loans on the secondary market.

     The allowance for loan losses increased $15 or 1.48% during the six month period ending June 30, 1999. At June 30, 1999 the allowance as a percent of outstanding loans was 1.17% compared to 1.23% at December 31, 1998. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses inherent in the portfolio.

     Total deposits as of June 30, 1999 compared to year-end 1998 decreased $2,222 or 3.07%. The largest portion of this decline was concentrated in interest bearing accounts. Average total deposits have increased $3,985 or 5.88% since year-end 1998.

     Total shareholders' equity increased $449 or 4.01% in the first six months of 1999. Net income of $709, stock transactions from the exercise of options of $22 and net unrealized gains on available for sale securities of $47 have increased shareholders' equity, while dividends of $329 reduced shareholders' equity. Book value per share was $19.21 at June 30, 1999 compared to $18.48 at December 31, 1998.

     Results of Operations (In thousands)

     For the second quarter of 1999 and 1998 net income totaled $357 and $320, respectively. During the six month periods of 1999 and 1998, net income totaled $709 and $623, respectively. The increases in earnings during these periods are principally the result of increases in net interest income. These increases in revenue were partially offset by increases in non interest expense, the provision for loan losses and income tax expense. Basic earnings per share for the year to date were $1.19, and diluted earnings per share were $1.18, compared to $1.05, and $1.04 for the same period in 1998. For the second quarter of 1999 basic earnings per share were $0.60, and diluted earnings per share were $0.59, compared to $0.54 and $0.53 for the same period of 1998. Average earning assets increased to $97,387 or 20.40% from June 30, 1998 to June 30, 1999. The average yield on earning assets decreased to 7.86% for the period ended June 30, 1999 from 8.31% for the comparable period in 1998. Average costs for rate related liabilities decreased 22 basis points to 3.81% at June 30, 1999 from 4.03% at June 30, 1998. Net interest margin decreased to 4.30% for the first six months of 1999 compared to 4.63% in the same period of 1998. This is a result of a lower rate environment.

     The provision for loan losses was $9 during the second quarter of 1999 compared to $(9) for the same period of 1998. For the six months ended June 30, the provision was $18 in 1999 compared to $(17) in 1998. This increase is consistent with the growth of the loan portfolio.

     Non interest income decreased $10 or 6.13% during the second quarter of 1999 when compared to the second quarter of 1998. Decreases in loan servicing income, investment center income, service charge income and change in cash value on life insurance contributed to this decline. Increases in ATM fee income partially offset this decline. Non interest income for the six month period ended June 30, 1999 increased $5 or 1.76% when compared to 1998. The 1998 totals included a loss of $18 incurred on investment securities. Decreases in loan servicing income, investment center income, cash value on life insurance and deposit service charges impacted year-to-date earnings. ATM income partially offset these decreases.

     Non interest expense increased $30 or 4.87% when comparing the second quarter of 1999 to 1998. Most of this increase is a result of increased data processing costs, consulting fees and correspondent service charges. Decreased expenses were realized for salaries and employee benefits. For the six months ended June 30, 1999 non interest expense increased $39 or 3.16% compared to the same period in 1998. Salaries and benefits declined $31 or 4.47% as well as marketing expenses, which declined $9 or 36%. Increases were realized in data processing, consulting fees, supplies and correspondent fees.

     The federal income tax provision for the second quarter of 1999 was $154, up from $22 for the same period in 1998. Year-to-date the income tax provision has increased by $48 or 18.9%. This increase reflects a higher taxable income for 1999.

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

     Sources of liquidity include federal funds sold, investment security maturities and principal payments. A net average balance of $497,000 in federal funds sold was maintained during the second quarter of 1999. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. During the first six months of 1999, the Bank used this source of funding to offset new mortgage loan demand. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowing and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

     At June 30, 1999 the securities available for sale were valued at $9,640,000. It is not anticipated that management will use these funds due to the optional sources that may be available.

     Interest rate sensitivity management seeks to maximize net interest margin through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

     Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the "rate sensitive position" or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as "GAP" and its handling as "GAP Management". Throughout the second quarter of 1999, the results of the GAP analysis were within the Bank's policy guidelines. At June 30, 1999, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 75%.

     The following table shows the Corporation's GAP position as of June 30, 1999. The Corporation has a liability sensitive position of approximately $10,064,000 which indicates higher net interest income may be earned if rates decrease during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control.

GAP Measurement (Dollars in thousands)
                  0-30     31-90       2nd     3rd      4th     Annual   1-3      3-5     Over 5
                  Days     Days     Quarter Quarter  Quarter    Total   Years    Years    Years    Total
                  ----     ----     ------- -------  -------    -----   -----    -----    -----    -----
Assets
------
Loans             $ 9,179  $3,558   $5,144  $3,725   $4,954    $26,560  $11,139 $14,340  $41,458  $93,497

Loan repayment
offset                  -       -        -        -        -        -       -        -        -    -6,148

Allowance for
loan losses             -       -        -        -        -        -       -        -        -    -1,026

Investments         1,436     220      965      225    1,140    3,986   2,934    1,861    2,634    11,415

Mortgage-
backed
repayments              -       -        -        -        -        -       -        -        -      -800

Short-term
Investments            40       -        -        -        -       40       -        -        -        40

Other non-
earning assets          -       -        -        -        -        -       -        -        -     6,265
                  -------  ------   ------  -------  -------  -------  ------   ------  -------  --------

  Total           $10,655  $3,778   $6,109  $ 3,950  $ 6,094  $30,586  $14,073  $16,201 $44,092  $ 103,243
                  =======  ======   ======  =======  =======  =======  =======  ======= =======  =========

Liabilities
Non interest
bearing
deposits          $   384  $  757   $1,244  $ 1,140  $ 1,140  $ 4,665  $2,592   $2,592  $   456  $  10,305

Interest
bearing
deposits            7,868   8,868    6,169    5,419    5,378   33,702  13,314    6,848    5,998     59,862

Federal funds
purchased           1,050       -        -        -        -    1,050       -        -        -      1,050

Long-term
FHLB
borrowings              -       -      144    1,089        -    1,233     863   13,961    2,948     19,005

Other
liabilities             -       -        -        -        -        -       -        -        -      1,575

Capital                 -       -        -        -        -        -       -        -        -     11,446
                  -------  ------   ------  -------  -------  -------  ------   ------  -------  ---------

  Total           $ 9,302  $9,625   $7,557  $ 7,648  $ 6,518  $40,650  $16,769  $23,401  $ 9,402  $ 103,243
                  =======  ======   ======  =======  =======  =======  =======  =======  =======  =========

GAP               $ 1,353  $-5,847  $-1,448 $-3,698  $  -424  $-10,064 $-2,696  $-7,200  $34,690

Cumulative
GAP               $ 1,353  $-4,494  $-5,942 $-9,640  $-10,064 $-10,064 $-12,760 $-19,960 $14,730

GAP ratio             115%     39%      81%      52%      93%      75%     84%      69%     469%

     Capital Resources

     The Corporation's capital adequacy is reviewed continuously to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders' equity, excluding the net unrealized gain on securities available for sale, increased $402,000 or 3.67% to $11,357,000 for the first six months of 1999. This represents 11.00% of total assets. At June 30, 1998, the similar ratio of shareholders' equity to total assets was 10.93%. Dividends declared per common share increased by 30.95% to $.55 per share in 1999 compared to $.42 in 1998.

     Regulators established "risk-based" capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk based and total assets based on perceived risk in asset categories and certain off-balance sheet items, such as loan commitments and standby letters of credit. On June 30, 1999, the Bank has a "risk-based" total capital to asset ratio of 17.62%. The ratio exceeds the requirements established by regulatory agencies as shown below.

      Capital                          June 30, 1999
      (Dollars in thousands)    Risk-based        Leverage

                Actual amount            $12,309       $11,283
                Actual percentage          17.62%        10.86%
                Required amount          $ 5,514       $ 4,157
                Required percentage         8.00%         4.00%
                Excess amount            $ 6,795       $ 7,126

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

     Capital Directions, Inc. has been working since 1997 to verify that our systems are ready for year 2000, or Y2K. A team of bank professionals meet on a regular basis to work through the phases of the bank's Y2K plan and status updates are made quarterly to the Board of Directors. As outlined in the plan, the scope of the year 2000 project includes the compliance of all operating systems and hardware on all platforms in the areas of both information and non-information technology.

     All of our critical systems have been renovated, tested and returned to production. Throughout 1999 we will continue testing our systems. This will include participation in industry-wide tests, as well as tests with our business partners, to verify that information can flow back and forth between our companies' systems. In addition, we have developed detailed contingency plans to cope with the unexpected. We fully expect the year 2000 to be business as usual.

     We have hosted several Y2K community outreach programs and will continue throughout 1999. Our desire is to inform customers and consumers not only as to the bank's Y2K status; but, also to provide information on the banking industry as a whole, as well as to provide information to consumers on such services as power, telecommunications, local government, emergency services and Y2K fraud awareness.

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

Part II - Other Information

     Item 1.  Legal proceedings

     The Corporation is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended June 30, 1999.

     Item 2.  Changes in securities

     During the six months ended June 30, 1999, there weren't any changes in the Registrant's securities, relevant to the requirements of this section, that would cause any shareholder's rights to be materially modified, limited or qualified.

     Item 3.  Defaults upon senior securities

     No defaults have occurred involving senior securities on the part of the Registrant.

     Item 4.  Submission of matters to a vote of security holders

     The annual meeting of security holders of the Company was held April 22, 1999. Information concerning the matters brought to a vote of security holders is contained in the Company's Proxy Statement and Note of Annual Meeting of Shareholders held April 22, 1999, as previously filed. There have been no further matters submitted to a vote of the Registrant's security holders during the six months ended June 30, 1999.

     Item 5.  Other information

     None

     Item 6.  Exhibits and reports on Form 8-K

     1. Exhibits required by Item 601 of Regulation S-K
        See Index to Exhibits on page 13.

     2. Reports on Form 8-K
        No reports on Form 8-K were filed for the three months ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CAPITAL DIRECTIONS, INC.



     Date:  August 9, 1999                  By:      /s/      Timothy Gaylord
            --------------                  ---------------------------------
                                                              Timothy Gaylord
                                                              President


     Date:  August 9, 1999                  By:      /s/      Lois A. Toth
            --------------                  ---------------------------------
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