Form 10-Q
period 1999-09-30
CAPITAL DIRECTIONS INC
filed 1999-11-12
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934




For the quarter ended  September  30, 1999    Commission file number   33-20417
                     ----------------------                          -----------


                            Capital Directions, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Michigan                                     38-2781737
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


 322 South Jefferson St., Mason, Michigan                  48854-0130
------------------------------------------                ------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:    (517) 676-0500
                                                       --------------


                                      None
              -----------------------------------------------------
                  Former name, former address and former fiscal
                       year, if changed since last report


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

As of October 30, 1999 the registrant had outstanding 596,622 shares of common stock having a par value of $5 per share.

                            CAPITAL DIRECTIONS, INC.
                               INDEX TO FORM 10-Q



                                                                                        Page
PART I - FINANCIAL INFORMATION                                                          Number
   Item 1. Consolidated Balance Sheets
           September 30, 1999 and December 31, 1998.....................................   1

           Consolidated Statement of Income for the three and nine month
           periods ended September 30, 1999 and 1998....................................   2

           Consolidated Statement of Cash Flows for the nine month
           periods ended September 30, 1999 and 1998....................................   3

           Consolidated Statement of Changes in Shareholders' Equity
           for the nine months ended September 30, 1999.................................   4

           Notes to Interim Consolidated Financial Statements...........................   5-6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................................   6-11

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings............................................................   11

   Item 2. Changes in Securities .......................................................   11

   Item 3. Defaults Upon Senior Securities .............................................   11

   Item 4. Submission of Matters to a Vote of Security Holders..........................   11

   Item 5. Other Information............................................................   11

   Item 6. Exhibits and Reports on Form 8-K.............................................   11

   Item 7. Signatures...................................................................   12

           Index to Exhibits............................................................   13

PART I - FINANCIAL INFORMATION

                            CAPITAL DIRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
(In thousands)

                                                                       September 30,    December 31,
                                                                          1999             1998
                                                                          ----             ----
                                                                       (Unaudited)
Assets
   Cash and non interest bearing deposits                             $   3,144         $   2,695
   Interest bearing deposits                                                 15                26
   Federal funds sold                                                       100               600
                                                                      ---------          --------
       Total cash and cash equivalents                                    3,259             3,321
   Securities available for sale                                         10,619             5,320
   Securities held to maturity (fair value of $6,484
     as of December 31, 1998)                                                 -             6,276
   Federal Home Loan Bank (FHLB) stock                                      975               787
                                                                      ---------          --------
   Total investment securities                                           11,594            12,383
   Loans:
    Commercial and agricultural                                           4,956             5,547
    Installment                                                           3,393             3,368
    Real estate mortgages                                                78,912            73,000
                                                                      ---------          --------
          Total loans                                                    87,261            81,915
         Allowance for loan losses                                       (1,040)           (1,011)
                                                                      ---------         ---------
          Net loans                                                      86,221            80,904
         Premises and equipment, net                                        777               784
   Accrued income and other assets                                        3,294             2,837
                                                                      ---------         ---------
          Total assets                                                $ 105,145         $ 100,229
                                                                      =========         =========

Liabilities and Shareholders' Equity
Liabilities
   Deposits:
     Non interest bearing                                             $  10,392         $  10,288
     Interest bearing                                                    62,558            62,101
                                                                      ---------         ---------
       Total deposits                                                    72,950            72,389
   Federal funds purchased                                                    -                 -
   Long-term FHLB borrowing                                              19,005            15,593
   Other liabilities                                                      1,566             1,250
                                                                      ---------         ---------
       Total liabilities                                                 93,521            89,232
Shareholders' Equity
   Common stock:  $5 par value, 1,300,000 shares authorized;
    596,622 outstanding September 30, 1999 and 595,123
    outstanding December 31, 1998                                         2,983             2,976
   Additional paid in capital                                             2,576             2,561
   Retained earnings                                                      6,014             5,418
   Net unrealized gains/(losses) on securities available for sale, net of tax of $26 as of September 30, 1999 and $22 as of
    December 31, 1998                                                        51                42
                                                                      ---------         ---------
       Total shareholders' equity                                        11,624            10,997
                                                                      ---------         ---------
          Total liabilities and shareholders' equity                  $ 105,145         $ 100,229
                                                                      =========         =========

See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

--------------------------------------------------------------------------------
(In thousands, except per share data)

                                                             Three Months Ended        Nine Months Ended
                                                               September 30,            September 30,
                                                            1999          1998        1999        1998
                                                            ----          ----        ----        ----
Interest and Dividend Income
    Interest and fees on loans                            $  1,714     $   1,497   $   5,052    $   4,265
    Federal funds sold                                          18            52          30          109
    Interest and dividends on investment securities:
       Taxable                                                 123           160         372          511
       Tax exempt                                               45            53         154          155
       Other interest income                                     0             1           3            7
                                                          --------     ---------   ---------    ---------
            Total interest income                            1,900         1,763       5,611        5,047
Interest Expense
    Deposits                                                   589           635       1,763        1,870
    Short-term borrowings                                        2             -          17            1
    Long-term borrowings                                       280           186         790          425
                                                          --------     ---------   ---------    ---------
         Total interest expense                                871           821       2,570        2,296
                                                          --------     ---------   ---------    ---------
Net Interest Income                                          1,029           942       3,041        2,751
Provision for loan losses                                       15            (5)         33          (22)
                                                          --------     ---------   ---------    ---------
Net interest income after provision for loan losses          1,014           947       3,008        2,773
Non Interest Income
    Service charges on deposit accounts                         74            56         206          196
    Net gain (loss) on sale of loans                             -             4           -            3
    Net gain (loss) on sale and call of securities               -             -           -          (18)
    Other income                                                59            80         216          243
                                                          --------     ---------   ---------    ---------
         Total non interest income                             133           140         422          424
Non Interest Expense
    Salaries and employee benefits                             327           345       1,020        1,069
    Premises and equipment                                      75            78         231          233
    Other operating expense                                    183           183         606          537
                                                          --------     ---------   ---------    ---------
         Total non interest expense                            585           606       1,857        1,839

Income before income tax expense                               562           481       1,573        1,358
Income tax expense                                             172           142         474          396
                                                          --------     ---------   ---------    ---------

Net Income                                                $    390     $     339   $   1,099    $     962
                                                          ========     =========   =========    =========

Average common shares outstanding                          596,622       595,056     596,053      595,056
Basic earnings per common share                               0.65          0.57        1.84         1.62
Diluted earnings per common share                             0.66          0.57        1.84         1.61
Dividends per share of common stock, declared                 0.28          0.27        0.82         0.69

See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

--------------------------------------------------------------------------------
(In thousands)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                             1999            1998
                                                                             ----            ----
Cash Flows From Operating Activities
    Net income                                                         $   1,099        $     962
    Adjustments to reconcile net income to net cash from
    operating activities
       Depreciation                                                           90               83
       Provision for loan losses                                              33              (22)
       Net amortization (accretion) on securities                              9               57
       Loans originated for sale                                               -           (1,051)
       Proceeds from loans originated for sale                                 -            1,053
       Net gain on sale of loans originated for sale                           -               (2)
       Net gain (loss) on sales of non-residential loans                       -               (1)
       Net gain (loss) on securities                                           -               18
       Changes in assets and liabilities:
          Accrued interest receivable                                       (115)             (71)
          Accrued interest payable                                            11               46
          Other assets                                                      (346)            (244)
          Other liabilities                                                  291              237
                                                                       ---------        ---------
            Net cash from operating activities                             1,072            1,065

Cash Flows From Investing Activities
    Securities available for sale:
       Purchases                                                          (2,627)          (6,820)
       Maturities, calls and principal payments                            3,155            6,320
    Securities held to maturity:
       Purchases                                                               -           (1,246)
       Maturities, calls and principal payments                              265            1,888
    Proceeds from sale of non-residential loans                                -               68
    Net change in loans                                                   (5,350)         (12,816)
    Premises and equipment expenditures                                      (83)            (127)
                                                                       ---------        ---------
          Net cash from investing activities                              (4,640)         (12,733)

Cash Flows From Financing Activities
    Net change in deposits                                                   561            4,964
    Federal funds purchased                                                    -             (450)
    Proceeds from long-term FHLB borrowings                                4,000           11,264
    Repayment of long-term FHLB borrowings                                  (588)             (86)
    Proceeds from shares issued upon exercise of stock options                22                -
    Dividends paid                                                          (489)            (360)
                                                                       ---------        ---------
          Net cash from financing activities                               3,506           15,332
                                                                       ---------        ---------
Net Change in Cash and Cash Equivalents                                      (62)           3,664
Cash and Cash Equivalents at Beginning of Year                             3,321            2,188
                                                                       ---------        ---------
Cash and Cash Equivalents at End of Period                             $   3,259        $   5,852
                                                                       =========        =========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the year for:
       Interest                                                        $   2,559        $   2,243
       Income taxes - federal                                          $     474        $     412

See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
              For the nine months ended September 30, 1999 and 1998

--------------------------------------------------------------------------------
(In thousands, except share and per share data)

                                                                                   Net
                                                                                Unrealized
                                                                                 Gain On
                                                                                Securities      Total
                                                      Additional                 Available      Share-
                                          Common        Paid-In      Retained     For Sale,    Holders'
                                           Stock        Capital      Earnings    Net of Tax     Equity
                                           -----        -------      --------    ----------     ------
Balance, January 1, 1998                  $   2,975    $   2,561     $  4,652     $     28     $  10,216

Net income                                        -            -          962            -           962

Other comprehensive income, net:
   Net change in unrealized gain on
   securities available for sale, net of
   tax of $(1)                                    -            -            -           36            36
                                                                                               ---------
Comprehensive income                                                                                 998
Cash dividends ($.415 per share)                                         (407)                      (407)
                                          ---------    ---------     --------     --------     ---------

Balance, September 30, 1998               $   2,975    $   2,561     $  5,207     $     64     $  10,807
                                          =========    =========     ========     ========     =========



Balance, January 1, 1999                  $   2,976    $   2,561     $  5,418     $     42     $  10,997

Net income                                        -            -        1,099            -         1,099

Other comprehensive income, net:
   Net change in unrealized gain on
   securities available for sale, net of
   tax of $26                                     -            -            -            9             9
                                                                                               ---------
Comprehensive income                                                                               1,108
Issuance of 999 shares of common stock
   upon exercise of stock options                 7           15            -            -            22
Cash dividends ($.84 per share)                                          (503)                      (503)
                                          ---------    ---------     --------     --------     ---------

Balance, September 30, 1999               $   2,983    $   2,576     $  6,014     $     51     $  11,624
                                          =========    =========     ========     ========     =========

See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 1999 and December 31, 1998, the results of operations and cash flows for the nine month periods ended September 30, 1999 and 1998, and the changes in shareholders' equity for the nine month periods ended September 30, 1999 and 1998.

2. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

5. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, historical performance, current economic conditions, current analyses of asset quality and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers' inability to comply with the original terms. As of September 30, 1999, non-performing loans totaled $136,000 or .15% of total loans. This represents a decrease of $237,000 from the $373,000 balance at December 31, 1998.

                                                            September 30,      December 31,
                  Non-performing loans                          1999               1998
                  --------------------                          ----               ----
                  Non-accrual                                 $ 118,000         $243,000
                  90 days or more past due                       18,000          130,000
                  Renegotiated                                        -                -
                                                              ---------         --------
                       Total                                  $ 136,000         $373,000
                                                              =========         ========

                  Non-performing loans as a percent of:
                       Total loans                                  .16%             .46%
                       Allowance for loan losses                  13.08%           36.89%

      Analysis of the allowance for loan losses
      The following table summarizes changes in the allowance for loan losses arising from loans charged- off, recoveries on loans previously charged-off, and addition or reductions to the allowance which have been charged or credited to expense.

                  (In thousands)                               Nine              Twelve
                                                              Months             Months
                                                               Ended             Ended
                                                              Sept. 30,        December 31,
                                                                1999               1998
                                                                ----               ----
                  Balance at beginning of period              $   1,011         $  1,035


                  Charge-offs                                       (29)             (30)
                  Recoveries                                         25               29
                                                              ---------         --------
                      Net charge-offs                                (4)              (1)
                  Additions (reductions) to allowance
                  for loan losses                                    33              (23)
                                                              ---------         --------

                  Balance at end of period                    $   1,040         $  1,011
                                                              =========         ========


    Average loans outstanding during the period               $  85,886         $ 69,172
                                                              =========         ========

    Loans outstanding at end of period                        $  87,261         $ 81,915
                                                              =========         ========

    Allowance as a percent of:
      Total loans at end of period                                 1.19%            1.23%
                                                              =========         ========

      Non-performing loans at end of period                      764.71%          271.05%
                                                              =========         ========

    Net charge-offs as a percent of:
      Average loans outstanding                                    .00%              .00%
                                                              ========          ========

      Allowance for loan losses                                    .38%              .10%
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

     Financial condition  (In thousands)
     Assets totaled $105,145 at September 30, 1999. The 4.9% increase of $4,916 from $100,229 at December 31, 1998 resulted primarily from continued strong growth in mortgage lending. This growth was supported largely by an increase in interest bearing deposits.

     Cash and cash equivalents have decreased $62 or 1.87% in the nine month period from December 31, 1998 to September 30, 1999. This is a result of reducing excess available funds which are normally sold as an overnight investment of federal funds.

     Total outstanding loans have increased $5,346 during the first nine months of 1999. This is an increase of 6.53% from December 31, 1998. The majority of this growth has been in the residential real estate portfolio. All new loans booked in 1999 have been held within the loan portfolio. As additional demand for real estate lending is realized, management may consider selling newly issued loans on the secondary market.

     The allowance for loan losses increased $29 or 2.87% during the nine month period ending September 30, 1999. At September 30, 1999 the allowance as a percent of outstanding loans was 1.19% compared to 1.23% at December 31, 1998. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses inherent in the portfolio.

     Total deposits as of September 30, 1999 compared to year-end 1998 increased $561 or 0.77%. The largest portion of this increase was concentrated in interest bearing accounts. Average total deposits have increased $4,753 or 7.01% since year-end 1998.

     Total shareholders' equity increased $627 or 5.70% in the first nine months of 1999. Net income of $1,099, stock transactions from the exercise of options of $22 and net unrealized gains on available for sale securities of $9 have increased shareholders' equity, while dividends of $503 reduced shareholders' equity. Book value per share was $19.50 at September 30, 1999 compared to $18.48 at December 31, 1998.

     Results of operations (In thousands)

     For the third quarter of 1999 and 1998, net income totaled $390 and $339, respectively. During the nine month periods of 1999 and 1998, net income totaled $1,099 and $962, respectively. The increases in earnings during these periods are principally the result of increases in net interest income. These increases in revenue were partially offset by increases in non interest expense, the provision for loan losses and income tax expense. Basic earnings per share for the year to date were $1.84, and diluted earnings per share were $1.84, compared to $1.62, and $1.61 for the same period in 1998. For the third quarter of 1999 basic earnings per share were $0.65, and diluted earnings per share were $0.66, compared to $0.57 and $0.57 for the same period of 1998. Average earning assets increased to $98,268 or 17.73% from September 30, 1998 to September 30, 1999. The average yield on earning assets decreased to 7.76% for the period ended September 30, 1999 from 8.22% for the comparable period in 1998. Average costs for rate related liabilities decreased 24 basis points to 3.78% at September 30, 1999 from 4.02% at September 30, 1998. Net interest margin decreased to 4.26% for the first nine months of 1999 compared to 4.54% in the same period of 1998. This is a result of a lower rate environment.

     The provision for loan losses was $15 during the third quarter of 1999 compared to $(5) for the same period of 1998. For the nine months ended September 30, the provision was $33 in 1999 compared to $(22) in 1998. This increase is consistent with the growth of the loan portfolio.

     Non interest income decreased $7 or 0.05% during the third quarter of 1999 when compared to the third quarter of 1998. Decreases in loan servicing income, investment center income and change in cash value on life insurance contributed to this decline. Increases in ATM fee income and service charges on deposit accounts partially offset this decline. Non interest income for the nine month period ended September 30, 1999 decreased $2 or 0.47% when compared to 1998. The 1998 totals included a loss of $18 incurred on investment securities. Decreases in loan servicing income, investment center income and cash value on life insurance impacted year-to-date earnings. ATM income and service charges on deposit accounts partially offset these decreases.

     Non interest expense decreased $21 or 3.47% when comparing the third quarter of 1999 to 1998. Decreased expenses were realized for salaries and employee benefits. For the nine months ended September 30, 1999 non interest expense increased $18 or 0.98% compared to the same period in 1998. Salaries and benefits declined $49 or 4.58% as well as marketing expenses, which declined $4 or 11.76%. Increases were realized in data processing, consulting fees, telephone and correspondent fees.

     The federal income tax provision for the third quarter of 1999 was $172, up $30 for the same period in 1998. Year-to-date the income tax provision has increased by $78 or 19.7%. This increase reflects a higher taxable income for 1999.

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

     Sources of liquidity include federal funds sold, investment security maturities and principal payments. A net average balance of $1,406,000 in federal funds sold was maintained during the third quarter of 1999. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. During the first nine months of 1999, the Bank used this source of funding to offset new mortgage loan demand. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowing and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

     At September 30, 1999 the securities available for sale were valued at $10,619,000. It is not anticipated that management will use these funds due to the optional sources that may be available.

     Interest rate sensitivity management seeks to maximize net interest margin through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

     Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the "rate sensitive position" or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as "GAP" and its handling as "GAP Management". Throughout the third quarter of 1999, the results of the GAP analysis were within the Bank's policy guidelines. At September 30, 1999, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 67%.

     The following table shows the Corporation's GAP position as of September 30, 1999. The Corporation has a liability sensitive position of approximately $14,077,000 which indicates higher net interest income may be earned if rates decrease during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control.

GAP Measurement (Dollars in thousands)

                  0-30      31-90     2nd      3rd       4th      Annual    1-3        3-5    Over 5
                  Days      Days    Quarter  Quarter   Quarter    Total     Years     Years    Years    Total
                  ----      ----    -------  -------   -------    -----     -----     -----    -----    -----
Assets
------

Loans             $ 8,786  $ 2,900   $4,050  $  4,476  $  4,010  $ 24,222  $ 11,210  $15,128   $42,849  $ 93,409

Loan repayment
offset                  -        -        -         -         -         -         -         -        -    -6,148

Allowance for
loan losses             -        -        -         -         -         -         -         -        -    -1,040

Investments         1,475      789      226       525     1,131     4,146     3,076     3,879    1,293    12,394

Mortgage-
backed
repayments              -        -        -         -         -         -         -         -        -      -800

Short-term
Investments           115        -        -         -         -       115         -         -        -       115

Other non-
earning assets          -        -        -         -         -         -         -         -        -     7,215
                  -------  -------   ------  --------  --------  --------  --------  --------  -------  --------

  Total           $10,376  $ 3,689   $4,276  $  5,001  $  5,141  $ 28,483  $ 14,286  $ 19,007  $44,142  $105,145
                  =======  =======   ======  ========  ========  ========  ========  ========  =======  ========

Liabilities
Non interest
bearing
deposits          $   387  $   763  $ 1,254  $  1,149  $  1,149  $  4,702  $  2,612  $  2,612  $   466  $  10,392

Interest
bearing
deposits           11,116    7,615    5,760     5,975     6,158    36,624    12,951     6,878    6,105     62,558

Federal funds
purchased               -        -        -         -         -         -         -         -        -          -

Long-term
FHLB
borrowings              -      144    1,090         -         -     1,234       863    13,960    2,948     19,005

Other
liabilities             -        -        -         -         -         -         -         -        -      1,566

Capital                 -        -        -         -         -         -         -         -        -     11,624
                  -------  -------  -------  --------  --------  --------  --------  --------  -------  ---------

  Total           $11,503  $ 8,522  $ 8,104  $  7,124  $  7,307  $ 42,560  $ 16,426  $ 23,450  $ 9,519  $ 105,145
                  =======  =======  =======  ========  ========  ========  ========  ========  =======  =========

GAP               $-1,127  $-4,833  $-3,828  $ -2,123  $ -2,166  $-14,077  $ -2,140  $ -4,443  $34,623

Cumulative
GAP               $-1,127  $-5,960  $-9,788  $-11,911  $-14,077  $-14,077  $-16,217  $-20,660  $13,963

GAP ratio              90%      43%      53%       70%      70%        67%     87%         81%     464%

     Capital resources

     The Corporation's capital adequacy is reviewed continuously to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders' equity, excluding the net unrealized gain on securities available for sale, increased $618,000 or 5.64% to $11,573,000 for the first nine months of 1999. This represents 11.01% of total assets. At September 30, 1998, the similar ratio of shareholders' equity to total assets was 11.19%. Dividends declared per common share increased by 21.74% to $.84 per share in 1999 compared to $.69 in 1998.

     Regulators established "risk-based" capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk-based and total assets based on perceived risk in asset categories and certain off balance sheet items, such as loan commitments and standby letters of credit. On September 30, 1999, the Bank has a "risk-based" total capital to asset ratio of 18.01%. The ratio exceeds the requirements established by regulatory agencies as shown below.


                           Capital                         September 30, 1999
                           (Dollars in thousands)    Risk-based        Leverage
                           Actual amount             $    12,544       $   11,504
                           Actual percentage               18.01%           10.85%
                           Required amount           $     5,491       $    4,243
                           Required percentage              8.00%            4.00%
                           Excess amount             $     7,053       $    7,261

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

     All customers that have a borrowing or deposit relationship in excess of $250,000 have been interviewed and an evaluation of their year 2000 preparedness has been completed. All material customers have successfully completed their year 2000 plans. The corporation does not expect to experience credit deterioration due to the year 2000 issue. The corporation may face a liquidity risk if the public perceives liquidity risk involved with the year 2000 and withdraws funds from the banking system. The corporation has established lines of credit to handle this uncertainty.

     No one can predict with absolute certainty the outcome of any event. However, due to our program, early recognition of the issues and commitment, customers can be confident that our thorough preparation will enable our computer systems to continue to meet their financial needs.

Part II - Other information

     Item 1.  Legal proceedings

     The Corporation is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended September 30, 1999.

     Item 2.  Changes in securities

     During the nine months ended September 30, 1999, there weren't any changes in the Registrant's securities, relevant to the requirements of this section, that would cause any shareholder's rights to be materially modified, limited or qualified.

     Item 3.  Defaults upon senior securities

     No defaults have occurred involving senior securities on the part of the Registrant.

     Item 4.  Submission of matters to a vote of security holders

     The annual meeting of security holders of the Company was held April 22, 1999. Information concerning the matters brought to a vote of security holders is contained in the Company's Proxy Statement and Note of Annual Meeting of Shareholders held April 22, 1999, as previously filed. There have been no further matters submitted to a vote of the Registrant's security holders during the nine months ended September 30, 1999.

     Item 5.  Other information

     None

     Item 6.  Exhibits and reports on Form 8-K

      1. Exhibits required by Item 601 of Regulation S-K See Index to Exhibits on page 13.

      2.   Reports on Form 8-K
           No reports on Form 8-K were filed for the three months ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CAPITAL DIRECTIONS, INC.



     Date:  November 9, 1999       By:      /s/      Timothy Gaylord
            ----------------       ---------------------------------
                                            Timothy Gaylord
                                            President


     Date:  November 9, 1999       By:      /s/      Lois A. Toth
            ----------------       -----------------------------------
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