Form 10-K405
period 1999-12-31
CAPITAL DIRECTIONS INC
filed 2000-03-29
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
              Of The Securities Exchange Act of 1934 (Fee Required)

 For the fiscal year ended December 31, 1999     Commission file number 33-20417
                           -----------------                            --------
                            Capital Directions, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            Michigan                                                        38-2781737
-------------------------------                             ---------------------------------------
(State of other jurisdiction of                             (I.R.S. Employer Identification Number)
incorporation or organization)
322 South Jefferson St., Mason, Michigan                                    48854-0130
-----------------------------------------                                   ----------
(Address of principal executive offices)                                    (Zip Code)

Registrant's telephone number, including area code:                         (517) 676-0500

Securities registered pursuant to Section 12 (b) of the act:                NONE

Securities registered pursuant to Section 12 (g) of the act:                NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.     Yes    X     No
                 ---------  --------

Indicate by check mark if disclosure of delinquent filer pursuant to item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant estimates that as of February 17, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19,378,965. This is based on a market price of $41.50 per share for the Registrant's stock as of that date.

As of February 17, 2000 the registrant had outstanding 596,622 shares of common stock having a par value of $5 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the Year Ended December 31, 1999 (Form 10-K,
Part I, Part II, Part III, and Part IV)

Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000 (Form 10-K, Part III)


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

The Registrant has no substantial assets except the investments in Mason State Bank. The Registrant and its primary subsidiary, Mason State Bank, operate in the banking industry, which accounts for substantially all of their assets, revenues and operating income. Further discussion of the operations of the Registrant and its subsidiaries is discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to the Shareholders, incorporated herein by reference. The Registrant's primary competition is substantially the same as Mason State Bank's as discussed below.

The Bank was organized in 1886 under the laws of Michigan and is subject to the Michigan Banking Code of 1969. It is insured by the Bank Insurance Fund through the Federal Deposit Insurance Corporation. The Bank is regulated by the Michigan Financial Institutions Bureau and the Federal Deposit Insurance Corporation. The Federal Reserve Board regulates the Registrant. The Bank's Principal office is located at 322 South Jefferson Street, Mason, Michigan. It operates branches at 661 North Cedar Street, Mason, Michigan and at 810 W. Bellevue, Leslie, Michigan.

Banking services are provided to individuals, businesses, local state and federal governmental units and institutional customers located in Mason, Leslie and the surrounding areas. Services include demand deposits, savings and time deposits, collections, cash management, night depositories and personal, installment, commercial and real estate loans. The Bank offers a credit card program affiliated with the Visa and MasterCharge Inter-Bank charge card system.

The Bank maintains a correspondent relationship with several of the major banks in the Detroit area and elsewhere, in order to provide for the clearance of checks, the transfer of funds, the periodic purchase and sale of Federal funds, and participation in large loans which would be beyond the Bank's legal lending limit if made by the Bank alone.

The Bank has full and part-time employees (37 full-time equivalents) and owns its main office and Cedar Street office. The facility in Leslie is operated under a lease agreement. The Bank operates primarily within Ingham County. Competing with the Bank in Ingham County are several other commercial banks and financial institutions, some of which have significantly greater total resources than the Bank.

Item 1.  Business-Statistical Disclosure

         I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

             (A),(B) The following table sets forth average balances for major categories of interest earning assets and interest bearing liabilities, the interest earned (on a fully taxable equivalent basis) or paid on such amounts, and average interest rates earned or paid thereon.

                                                 1999                                         1998
                                -----------------------------------         ---------------------------------------
                                Average                       Yield/        Average                          Yield/
                                Balance       Interest         Rate         Balance         Interest          Rate
                                -------       --------        ------        -------         --------         ------
                                                              (Dollars in thousands)
ASSETS
------
Loans, including fees(1)       $  86,397       $6,782              7.85%     $  69,172        $5,870         8.49%
Taxable investment
  securities                       7,588          505              6.66         10,095           662         6.56
Non-taxable investment
  securities(2)                    3,859          300              7.77          4,051           324         8.00
Federal funds sold                   798           40              5.01          2,487           134         5.39
                               ---------       ------                        ---------        ------
Total earning assets              98,642        7,627              7.73%        85,805         6,990         8.15%

Cash and due from                  2,768                                         2,337
  banks
Other assets, net                  2,934                                         2,473
                               ---------                                     ---------
Total non interest
  earning assets                   5,702                                         4,810
                               ---------                                     ---------
Total assets                   $ 104,344                                     $  90,615
                               =========                                     =========
LIABILITIES
-----------
Interest bearing
  demand deposits              $  11,603          116              1.00%     $  10,213           156         1.53%
Savings deposits                  19,380          522              2.69         17,592           522         2.97
Time deposits under
  $100,000                        20,176        1,111              5.51         20,923         1,218         5.82
Time deposits of
  $100,000 or more                11,568          603              5.21         10,173           576         5.66
Other borrowings                  18,682        1,088              5.82         10,816           653         6.04
                               ---------       ------                        ---------        ------

Total interest bearing
  liabilities                     81,409        3,440              4.23%        69,717         3,125         4.48%
                                               ------                                         ------

Demand deposits                    9,977                                         8,870
Other liabilities                  1,481                                         1,381
Shareholders' equity              11,477                                        10,647
                               ---------                                     ---------
Total non-interest
  bearing liabilities and
  equity                          22,935                                        20,898
                               ---------                                     ---------
Total liabilities and
  equity                       $ 104,344                                      $ 90,615
                               =========                                     =========

Net interest income                            $4,187                                         $3,865
                                               ======                                         ======
Net yield on interest
  earning assets(2)                                                4.24%                                     4.50%
                                                                   ====                                      ====



         (1) Average balances for loans include non-accrual loans. The inclusion of non-accrual loans and fees does not have a material effect on either the average balance or the average interest rate.

         (2) Interest on non-taxable investment securities is reflected on a fully tax equivalent basis using an effective tax rate of 34%.

I. Distribution of Assets, Liabilities and Shareholders'Equity; Interest Rates and Differential (continued)

              (C) The following table summarizes the changes in interest income (on a fully taxable equivalent basis) and interest expense resulting from changes in volume and changes in rates:

               (Dollars in thousands)
                                            1999 Compared to 1998               1998 Compared to 1997
-------------------------------------------------------------------------------------------------------------
Change due to:                         Volume(1)   Rate(1)   Total          Volume(1)     Rate(1)    Total
Earnings assets
  Loans                                $  1,377     ($465)  $ 912           $ 1,225        ($265)   $  960
  Taxable investment securities            (167)       10    (157)             (185)         (31)     (216)
  Non tax investment securities (2)         (15)       (9)    (24)              (39)           6       (33)
  Federal funds sold                        (85)       (9)    (94)               64            2        66
                                       --------    ------   -----           -------      -------    ------
Total interest income                  $  1,110     ($473)  $ 637           $ 1,065        ($288)   $  777

Interest bearing liabilities:
  Interest bearing demand deposits     $     19      ($59)   ($40)          $    17         ($43)     ($26)
  Savings deposits                           50       (50)      -                30            5        35
  Time deposits under 100,000               (43)      (64)   (107)              (12)          17         5
  Time deposits $100,000 or more             75       (48)     27                92           (9)       83
  Other borrowings                          459       (24)    435               442           (8)      434
                                       --------    ------   -----           -------      -------    ------
Total interest expense                 $    560     ($245)  $ 315           $   569         ($38)   $  531

Net interest income                    $    550     ($228)  $ 322           $   496        ($250)   $  246
-------------------------------------------------------------------------------------------------------------

               (1) The change in interest due to both volume and rate has been allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.
               (2) Interest on tax-exempt investment securities is based on a fully taxable equivalent basis using an effective tax rate of 34%.

II.      Investment Portfolio

          (A) A table of carrying values of the investment portfolio as of December 31, 1999 and 1998 is set forth in Note 3 on page 18 of the 1999 Annual Report to Shareholders. Such information is incorporated herein by reference.
          (B) The following table shows the relative maturities and weighted yields of investment securities at December 31, 1999: (dollars in thousands)

                                                 Available-For Sale

                                    1 Year or less   1 Year - 5 Years         5 Years-10 Years   After 10 Years
                                    Amount    Yield  Amount     Yield         Amount    Yield    Amount     Yield
                                    ------    -----  ------     -----         ------    -----    ------     -----
U.S. Government agencies (1)        $  351    6.37%  $2,905      5.85%        $    0     0.00%   $  748      7.52%
State and political
subdivisions (2)                       496    6.96    2,909      7.66            393     8.02        76      8.33
Corporate securities (1)             1,364    6.77      509      6.13              0     0.00         0      0.00
                                    ------           ------                   ------             ------
             Total                  $2,211    6.75%  $6,323      6.70%        $  393     8.02%   $  824      7.59%
                                    ======           ======                   ======             ======


             (1) Mortgage Backed securities and Corporate securities, as reflected in the above schedules consider anticipated prepayments and calls.
             (2) Weighted average yield adjusted to a taxable equivalent basis using a federal income tax rate of 34 percent.

         (C) The Registrant held no investment securities of a single issuer, except U.S. Government Agency securities, in an amount greater than ten percent of shareholders' equity as of December 31, 1999.

III.     Loan Portfolio
         (A) A table of loans outstanding as of December 31, 1999 and 1998 is set forth in Note 4 on page 19 of the 1999 Annual Report to Shareholders. Such information is incorporated herein by reference.

              The loan portfolio is systematically reviewed and the results reported to the Board of Directors of the Registrant. The purpose of these reviews is to assist in assuring proper loan documentation, to provide for the early identification of potential problem loans and to help ensure the adequacy of the allowance for loan losses.

         (B) The following table sets forth the remaining maturity of loans outstanding (excluding real estate mortgages, installment and lease financing) at December 31, 1999, according to scheduled payments of principal (in thousands) and considering the banks "rollover policy."(1)

              (In thousands)
                                    1 Year       1 Year -     After
                                    or less      5 Years      5 Years      Total
                                    -------      --------     -------      -----
              Commercial and
                Agricultural        $ 1,543     $ 2,435       $  1,290    $  5,268
                                    =======     =======       ========    ========

              The following table sets forth commercial and agricultural loans due after one year, which have predetermined interest rates and/or adjustable interest rates at December 31, 1999.

              (In thousands)
                                                Fixed         Adjustable
                                                 Rate            Rate        Total
                                                -----         ----------     -----
              Due after one but within five
                  years                         $   768       $  1,667       $ 2,435
              Due after five years                1,142            148         1,290
                                                -------       --------       -------

                   Total                        $ 1,910       $  1,815       $ 3,725
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

                  (1).  Nonaccrual, Past Due, Impaired and Restructured Loans.
                        A table and discussion of nonaccrual, past due, impaired and restructured loans for the years ended December 31, 1999 and 1998 is in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 and 8 under Provision and allowance for loans losses, Note 1 under "Loans" and "Allowance for Loan Losses" on page 17 and in Note 5 on page 19 in the 1999 Annual Report to Shareholders. Such information is incorporated herein by reference.

                        Gross interest income that would have been recorded in 1999 on nonaccrual loans if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination was $7,066. No income was included in interest income on these loans in 1999.

                  (2).  Potential Problem Loans
                        There are no material loans that are current as to which management has serious doubts as to the ability of of the borrower to comply with the loan repayment terms, or which are expected to need adjustments in their repayment terms, or which are believed to require additional provisions for loan losses.

                  (3).  Foreign Outstandings
                        There were no foreign outstandings as of December 31, 1999 and 1998.

                  (4).  Loan Concentrations
                        There were no concentrations of loans exceeding 10% of total loans that have not been already disclosed as a category at December 31, 1999.

                  (D).  Other Interest Bearing Assets
                        As of December 31, 1999, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C) (1) or (C) (2) of the loan portfolio listing if such assets were loans.

         IV.  Summary of Loan Loss Experience

              (A). The following table sets forth loan allowance balances and summarizes changes in the allowance for loan losses for each of the two years ended December 31.

                    Analysis of the Allowance For Loan Losses

              (Dollars in thousands)              1999                  1998
                                                  ----                  ----
              Balance, beginning of period      $ 1,011              $  1,035
                                                -------              --------

              Loans charged-off
                Commercial and agricultural           0                     0
                Real estate-construction              0                     0
                Real estate-mortgages                 0                     0
                Lease financing                       0                     0
                Installment and others               37                    30
                                                -------              --------
                  Total                              37                    30

              Recoveries of loans charged-off
                Commercial and agricultural           0                     3
                Real estate-construction              0                     0
                Real estate-mortgages                 0                     0
                Lease financing                       0                     0
                Installment and others               33                    26
                                                -------              --------
                  Total                              33                    29

              Net charge-offs                         4                     1

              Additions charged (credited)
              to operations                          48                   (23)
                                                -------              --------

              Balance at end of period          $ 1,055              $  1,011
                                                =======              ========

              Average gross loans outstanding   $86,397              $ 69,172
                                                =======              ========

              Ratio of net charge-offs(recoveries)
                during the period to average gross
                loans outstanding during the
                period                             0.00%                 0.00%
                                                =======             =========

         Further discussion of the provision and allowance for loan losses as well as non-performing and impaired loans is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 and 8, Note 1 on pages 17 and 18 and Note 5 on page 19 in the 1999 Annual Report to the Shareholders, incorporated herein by reference.

                (B) The following table presents an allocation for loan losses to the various loan categories at December 31:

                                                   1999                   1998
                                                   ----                   ----
                                                         % of                  % of
              (Dollars in thousands)       Allowance   Loans to   Allowance    Loans to
                                             Amount  Total Loans    Amount   Total Loans
                                           --------- -----------  ---------  -----------
              Commercial and agricultural  $   157        5.91%   $    81         6.77%
              Real estate-mortgages            438       88.96        491        89.12
              Installment and other             34        5.13         45         4.11
              Unallocated                      426         N/A        394          N/A
                                           -------      ------    -------       ------
                  Total                    $ 1,055      100.00%   $ 1,011       100.00%
                                           =======      ======    =======       ======

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

              When economic conditions or other factors warrant, a qualitative factor is applied against all loan categories. Management declared that such a factor be instituted for 1999 and 1998 given the unprecedented eight year expansion of the United States economy and the expectation of a reversal of this trend in the near future. The factor applied to the current outstanding of all loan balances is equal to the eight year average of net charge-offs to average loans for the eight year period prior to the start of the current economic expansion (years 1984 through 1991).

              The allowance allocations above were deemed by management to be amounts reasonably necessary to provide for the inherent losses in the various loan categories as of December 31, 1999 and 1998.

V.       Deposits

         The following table sets forth average deposit balances and the weighted average rate paid for each of the two years ended December 31:

                                                          1999                   1998
        (Dollars in thousands)                           Average                Average
                                                     Balance   Rate       Balance    Rate
                                                     -------   ----       -------    ----
         Non interest-bearing demand deposits      $   9,977               $8,870
         Interest-bearing demand deposits             11,603     1.00%     10,213      1.53%
         Savings deposits                             19,380     2.69      17,592      2.97
         Time deposits under $100,000                 20,176     5.51      20,923      5.82
         Time deposits of $100,000 or more            11,568     5.21      10,173      5.66
                                                   ---------            ---------
           Total                                   $  72,704     3.24%  $  67,771     3.65%
                                                   =========            =========

         The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 1999:

                (In thousands)
                Three months or less                           $  7,582
                Over three months through six months              1,787
                Over six months through one year                  1,039
                Over one year                                     1,993
                                                               --------
                  Total                                        $ 12,401
                                                               ========

         As of December 31, 1999 the registrant had no foreign deposits.

VI.      Return on Equity and Assets

         The following table presents the ratios for the year ended December 31:

                                                               1999        1998
                                                               ----        ----
         Net income to average total assets                      1.44%       1.47%
         Net income to average shareholders' equity             13.06       12.53
         Cash dividend payout ratio per share                   45.42       42.63
         Average shareholders' equity to average total assets   11.00       11.75

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

         The Registrant operates its business at the same address as Mason State Bank's main office. As of February 18, 2000, the Registrant owned no properties.

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

         The following sets forth certain information with respect to the Registrant's Executive Officers and Directors as of December 31, 1999.

                                      Position With      First Elected as an
         Name (Age)                     Registrant     Officer of the Registrant

         George A. Sullivan (67)      Chairman                        1988
         Gerald W. Ambrose (50)       Vice Chairman                   1994
         Timothy P. Gaylord (45)      President and C.E.O.            1995
         Douglas W. Dancer (59)       Secretary                       1990
         Lois A. Toth (49)            Treasurer                       1998

         Mr. Sullivan is a Director of the Registrant and Chairman of the Board of Directors of Mason State Bank.
         Mr. Ambrose is a Director of the Registrant and Vice Chairman of the Board of Directors of Mason State Bank.
         Mr. Gaylord is a Director of the Registrant and President and Chief Executive Officer of Mason State Bank.
         Mr. Dancer is a Director of the Registrant and Secretary of the Board of Directors of Mason State Bank.
         Ms. Toth is Controller and Cashier of Mason State Bank.

                                     PART II
         I. The information required by this item appears in the Capital Directions, Inc. Annual Report to Shareholders for the year ended December 31, 1999, and is incorporated herein by reference, as follows:


                                                                                          Pages in 1999
                                                                                          Annual Report
                                                                                          -------------
         Item 5.     Market for Registrant's Common Equity and
                     Related Stockholder Matters                                                4

         Item 6.     Selected Financial Data                                                    6

         Item 7.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operation                             7 - 11

         Item 7a.    Quantitative and Qualitative Disclosures About
                     Market Risk                                                          Not required as
                                                                                          Registrant meets
                                                                                          requirements to be
                                                                                          a small business filer

         Item 8.     Financial Statements and Supplementary Data                             12 - 24

         Item 9.     Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure                                        None

                                    Part III

         The information required by this item is included in the Capital
         Directions, Inc. 2000 Proxy Statement, dated March 31, 2000, and is incorporated herein by reference, as follows:
                                                                                          Page in 2000
                                                                                          Proxy Statement
                                                                                          ---------------
         Item 10.    Directors and Executive Officers of the Registrant                       4 - 6
                     (In addition, reference is made to Additional Item -
                     Executive Officers under Part I, Item 4, of this Form 10-K report on page 11)

         Item 11.    Executive Compensation                                                   6 - 7

         Item 12.    Security Ownership of Certain Beneficial Owners
                     and Management                                                             4

         Item 13.    Certain Relationships and Related Transactions                           9 - 10

                     The information appearing in the Corporation's Proxy
                     Statement and in Note 4 on page 19 of the Notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders is incorporated by reference in response to this item.

                                     Part IV

         Item 14.    Exhibits, Financial Statement Schedules, and Reports on
                     Form 8-K
             (a).    The following documents are filed as part of this report:

                1. The following consolidated financial statements of Capital
                   Directions, Inc. included in the 1999 Annual Report to Shareholders for the year ended December 31, 1999, are incorporated herein by reference in Item 8:

                                                                                          Page in 1999
                                                                                          Annual Report
                                                                                          -------------
                     Consolidated balance sheets -
                         December 31, 1999 and 1998                                            13

                     Consolidated statements of income for the years
                         ended December 31, 1999, 1998, and 1997                               14

                     Consolidated statements of cash flows for the years
                         ended December 31, 1999, 1998, and 1997                               15

                     Consolidated statements of changes in shareholders'
                         equity for the years ended December 31, 1999,
                         1998, and 1997                                                        16

                     Notes to consolidated financial statements                                17 - 24

                     Report of Independent Auditors                                            12

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

                     (13) Annual Report to Shareholders for the year ended December 31, 1999 (filed herewith).

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2000.


         CAPITAL DIRECTIONS, INC.


                /s/ Timothy P. Gaylord   Timothy P. Gaylord
         -----------------------------   (President and Chief Executive Officer)

                /s/ Lois A. Toth         Lois A. Toth
         -----------------------------   (Treasurer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities indicated on March 27, 2000.

                /s/ George A. Sullivan   George A. Sullivan
         -----------------------------   Chairman of Board of Directors

                /s/ Gerald W. Ambrose    Gerald W. Ambrose
         -----------------------------   Vice Chairman of Board of Directors

                /s/ Douglas W. Dancer    Douglas W. Dancer
         -----------------------------   Secretary of Board of Directors

                /s/ Timothy P. Gaylord   Timothy P. Gaylord
         -----------------------------   President and Chief Executive Officer

                /s/ Marvin B. Oesterle   Marvin B. Oesterle
         -----------------------------   Director

                /s/ Paula Johnson        Paula Johnson
         -----------------------------   Director

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

         10(A) Incentive Compensation Plans (Incorporated herein by reference to Exhibit 10(A) to Registrants' Report on Form 10-K for the year ended December 31, 1988 and December 31, 1993 [1988 and 1993 10-K Reports]).

         10(B) Directors Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10(B) to Registrants' Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

         10(C) Supplementary Executive Retirement Plan (Incorporated herein by reference to Exhibit 10(C) to Registrants' Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

         13 Annual Report to Shareholders for the year ended December 31, 1999 (filed herewith).

         22 List of Subsidiaries (Incorporated herein by reference to Exhibit 22 to Registrants' Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

         23    Consents of experts. Consent of Crowe, Chizek and Company LLP.

         27     Financial Data Schedule for EDGAR filer.