Form 10-Q
period 2000-03-31
CAPITAL DIRECTIONS INC
filed 2000-05-12
CIK 830157

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934




For the quarter ended   March 31, 2000   Commission file number     33-20417
                     --------------------                      -----------------


                            Capital Directions, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Michigan                                      38-2781737
-------------------------------           --------------------------------------
(State or other jurisdiction of           I.R.S. Employer Identification Number)
incorporation or organization)


322 South Jefferson St., Mason, Michigan                     48854-0130
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:          (517) 676-0500
                                                             --------------


                                      None
                  ---------------------------------------------
                  Former name, former address and former fiscal
                       year, if changed since last report


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       -----      -----
As of April 27, 2000 the registrant had outstanding 598,056 shares of common stock having a par value of $5 per share.

                            CAPITAL DIRECTIONS, INC.
                               INDEX TO FORM 10-Q


                                                                                         Page
PART I - FINANCIAL INFORMATION                                                          Number
                                                                                        ------
   Item 1. Consolidated Balance Sheets
           March 31, 2000 and December 31, 1999.........................................   1

           Consolidated Statements of Income for the Three Month
           Periods ended March 31, 2000 and 1999........................................   2

           Consolidated Statements of Cash Flows for the Three Month
           Periods ended March 31, 2000 and 1999........................................   3

           Consolidated Statements of Changes in Shareholders' Equity
           for the Three Months ended March 31, 2000....................................   4

           Notes to Interim Consolidated Financial Statements...........................   5-6

    Item 2 Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................................   6-10

 PART II - OTHER INFORMATION

    Item 1 Legal Proceedings............................................................   11

    Item 2 Changes in Securities........................................................   11

    Item 3 Defaults Upon Senior Securities..............................................   11

    Item 4 Submission of Matters to a Vote of Security Holders..........................   11

    Item 5 Other Information............................................................   11

    Item 6 Exhibits and Reports on Form 8-K.............................................   11

    Item 7 Signatures...................................................................   12

           Index to Exhibits............................................................   13

PART I - FINANCIAL INFORMATION

                            CAPITAL DIRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)
                                                                         March 31,      December 31,
                                                                          2000              1999
                                                                          ----              ----
                                                                       (Unaudited)
ASSETS

  Cash and non interest bearing deposits                               $   2,310         $   3,097
  Interest bearing deposits                                                   14                54
  Federal funds sold                                                         250                 -
                                                                       ---------          --------
     Total cash and cash equivalents                                       2,574             3,151
  Securities available for sale                                           10,057             9,751
  Federal Home Loan Bank (FHLB) stock                                      1,014               975
                                                                       ---------          --------
  Total investment securities                                             11,071            10,726
  Loans:
   Commercial and agricultural                                             4,796             5,268
   Installment                                                             4,529             4,574
   Real estate mortgages                                                  78,702            79,270
                                                                       ---------          --------
        Total loans                                                       88,027            89,112
       Allowance for loan losses                                          (1,062)           (1,055)
                                                                       ---------         ---------
        Net loans                                                         86,965            88,057
  Premises and equipment, net                                                748               768
  Accrued income and other assets                                          2,997             3,011
                                                                       ---------         ---------
       Total assets                                                    $ 104,355         $ 105,713
                                                                       =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Deposits:
   Non interest bearing                                                $   9,680         $   8,884
   Interest bearing                                                       60,934            63,146
                                                                       ---------         ---------
     Total deposits                                                       70,614            72,030
  Federal funds purchased                                                      -             1,700
  Long-term FHLB borrowings                                               20,271            18,861
  Other liabilities                                                        1,436             1,294
                                                                       ---------         ---------
     Total liabilities                                                    92,321            93,885
SHAREHOLDERS' EQUITY
  Common stock:  $5 par value, 1,300,000 shares authorized;
  598,056 outstanding March 31, 2000 and 596,622 outstanding
  December 31, 1999                                                        2,990             2,983
 Additional paid in capital                                                2,590             2,576
 Retained earnings                                                         6,448             6,236
 Accumulated other comprehensive income,
  net of tax of $3 as of March 31, 2000 and $17 as of
  December 31, 1999                                                            6                33
                                                                       ---------         ---------
    Total shareholders' equity                                            12,034            11,828
                                                                       ---------         ---------
      Total liabilities and shareholders' equity                       $ 104,355         $ 105,713
                                                                       =========         =========


See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

--------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)                            Three Months Ended
                                                                                March 31,
                                                                            2000             1999
                                                                            ----             ----
Interest and Dividend Income
    Interest and fees on loans                                         $   1,766        $   1,643
    Federal funds sold                                                         5                6
    Interest and dividends on investment securities:
      Taxable                                                                125              129
      Tax exempt                                                              43               56
      Other interest income                                                    1                1
                                                                       ---------        ---------
         Total interest income                                             1,940            1,835
Interest Expense
    Deposits                                                                 596              598
    Short term borrowings                                                      9                4
    Long-term borrowings                                                     285              234
                                                                       ---------        ---------
         Total interest expense                                              890              836
                                                                       ---------        ---------
Net Interest Income                                                        1,050              999
Provision for loan losses                                                      6                9
                                                                       ---------        ---------
Net interest income after provision for loan losses                        1,044              990
Non Interest Income
    Service charges on deposit accounts                                       70               62
    Other operating income                                                    91               74
                                                                       ---------        ---------
         Total non interest income                                           161              136
Non Interest Expense
    Salaries and employee benefits                                           374              351
    Premises and equipment                                                    78               80
    Other operating expense                                                  189              195
                                                                       ---------        ---------
         Total non interest expense                                          641              626

Income before income tax expense                                             564              500
Income tax expense                                                           173              148
                                                                       ---------        ---------

Net Income                                                             $     391        $     352
                                                                       =========        =========

Average common shares outstanding                                        597,112          595,412
Basic earnings per common share                                             0.66             0.59
Diluted earnings per common share                                           0.65             0.59
Dividends per share of common stock, declared                               0.30             0.27


See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


--------------------------------------------------------------------------------------------------
(In thousands)                                                               Three Months Ended
                                                                                  March 31,
                                                                             2000            1999
                                                                             ----            ----
Cash flows from operating activities
    Net income                                                         $     391        $     352
    Adjustments to reconcile net income to net cash from
    operating activities
       Depreciation                                                           28               30
       Provision for loan losses                                               6                9
       Net amortization (accretion) on securities                              1                9
       Changes in assets and liabilities:
          Accrued interest receivable                                        (16)            (129)
          Accrued interest payable                                             2               25
          Other assets                                                        44             (170)
          Other liabilities                                                  140              183
                                                                       ---------        ---------
            Net cash from operating activities                               596              309

Cash flows from investing activities
    Securities available for sale:
       Purchases                                                            (536)             (88)
       Maturities, calls and principal payments                              149               87
    Securities held to maturity:
       Maturities, calls and principal payments                                -              265
    Proceeds from sale of non-residential loans                                -                -
    Net change in loans                                                    1,086           (2,966)
    Premises and equipment expenditures                                       (8)             (10)
                                                                       ---------        ---------
          Net cash from investing activities                                 691           (2,712)

Cash flows from financing activities
    Net change in deposits                                                (1,416)          (1,409)
    Federal funds purchased                                               (1,700)           1,200
    Proceeds from long-term FHLB borrowings                                2,500            2,000
    Repayment of long-term FHLB borrowings                                (1,090)             (88)
    Proceeds from shares issued upon exercise of stock options                21               16
    Dividends paid                                                          (179)            (161)
                                                                       ---------        ---------
          Net cash from financing activities                              (1,864)           1,558
                                                                       ----------       ---------
Net change in cash and cash equivalents                                     (577)            (845)
Cash and cash equivalents at beginning of year                             3,151            3,321
                                                                       ---------        ---------
Cash and cash equivalents at March 31                                  $   2,574        $   2,476
                                                                       =========        =========

Supplemental disclosure of cash flow information
   Cash paid during the period for:
     Interest                                                          $     888        $     810
     Income taxes - federal                                            $     176              168


See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         (Unaudited) For the three months ended March 31, 2000 and 1999


---------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)


                                                                                 Accumulated
                                                                                    Other         Total
                                                       Additional               Comprehensive     Share-
                                          Common        Paid-In      Retained       Income,      Holders'
                                           Stock        Capital      Earnings     Net of Tax     Equity
                                           -----        -------      --------     ----------     ------

Balance, January 1, 1999                  $   2,976    $   2,561     $  5,418     $     42     $  10,997

Net income                                        -            -          352            -           352
Other comprehensive income, net:
   Net change in unrealized gain on
   securities available for sale, net of
   tax of $(4)                                    -            -            -           (8)           (8)
                                                                                               ---------
Comprehensive income                                                                                 344
Issuance of 999 shares of common stock
   upon exercise of stock options                 5           11            -            -            16
Cash dividends ($.27 per share)                                          (161)                      (161)
                                          ---------    ---------     --------     --------     ---------

Balance, March 31, 1999                   $   2,981    $   2,572     $  5,609     $     34     $  11,196
                                          =========    =========     ========     ========     =========



Balance, January 1, 2000                  $   2,983    $   2,576     $  6,236     $     33     $  11,828

Net income                                        -            -          391            -           391
Other comprehensive income, net:
   Net change in unrealized gain on
   securities available for sale, net of
   tax of $(14)                                   -            -            -          (27)          (27)
                                                                                               ---------
Comprehensive income                                                                                 364
Issuance of  1,434 shares of common stock
   upon exercise of stock options                 7           14            -            -            21
Cash dividends ($.30 per share)                                          (179)                      (179)
                                          ---------    ---------     --------     --------     ---------

Balance, March 31, 2000                   $   2,990    $   2,590     $  6,448     $      6     $  12,034
                                          =========    =========     ========     ========     =========


See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 2000 and December 31, 1999, the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999, and the changes in shareholders' equity for the three month periods ended March 31, 2000 and 1999.

2. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year end 1999, included in the Registrant's 1999 Annual Report on Form 10-K.

4. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, historical performance, current economic conditions, current analyses of asset quality and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers' inability to comply with the original terms. As of March 31, 2000, non-performing loans totaled $194,000 or .22% of total loans. This represents a decrease of $144,000 from the $338,000 balance at December 31, 1999.


                                                                 March 31,     December 31,
                  Non-performing loans                             2000           1999
                  --------------------                             ----           ----

                  Non-accrual                                 $  26,000         $ 32,000
                  90 days or more past due                      168,000          306,000
                  Renegotiated                                        -                -
                                                              ---------         --------
                       Total                                  $ 194,000         $338,000
                                                              =========         ========

                  Non-performing loans as a percent of:
                    Total loans                                    .22%             .38%
                    Allowance for loan losses                    18.27%           32.04%


      The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged-off, and additions or reductions to the allowance which have been charged or credited to expense.


                  (Dollars in thousands)                       Three              Twelve
                                                              Months              Months
                                                               Ended               Ended
                                                              March 31,          December 31,
                                                                2000               1999
                                                                ----               ----

                  Balance at beginning of period              $   1,055         $  1,011


                  Charge-offs                                        (3)             (37)
                  Recoveries                                          4               33
                                                              ---------         --------
                      Net (charge-offs) recoveries                    1               (4)
                  Additions (reductions) to allowance
                  for loan losses                                     6               48
                                                              ---------         --------

                  Balance at end of period                    $   1,062         $  1,055
                                                              =========         ========


    Average loans outstanding during the period               $  88,651         $ 86,397
                                                              =========         ========

    Loans outstanding at end of period                        $  88,027         $ 89,112
                                                              =========         ========

    Allowance as a percent of:
      Total loans at end of period                                1.21%             1.18%
                                                              ========          ========

      Non-performing loans at end of period                     547.42%           312.13%
                                                              ========          ========

    Net charge-offs as a percent of:
      Average loans outstanding                                    .00%              .00%
                                                              ========          ========

      Allowance for loan losses                                   (.09)%             .38%
                                                              =========         =========


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

     Financial Condition  (In thousands)

     During the first quarter of 2000, the assets of the corporation decreased $1,358 or 1.3% from December 31, 1999. This decrease resulted primarily from reduced loan demand and lower cash supplies.

     Cash and cash equivalents have decreased $577 or 18.31% in the three-month period from December 31, 1999 to March 31, 2000. This is a result of reducing excess cash, which was held in the event of Y2K customer needs.

     Total outstanding loans have decreased $1,085 during the first quarter of 2000. This is a decrease of 1.22% from December 31, 1999. This decline has been divided between the residential real estate portfolio as well as the commercial loan portfolio. All new loans booked in 2000 have been held within the loan portfolio.

     The allowance for loan losses increased $7 or .66% during the three month period ending March 31, 2000. At March 31, 2000 the allowance as a percent of outstanding loans was 1.21% compared to 1.18% at December 31, 1999. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses inherent in the portfolio.

     Total deposits have decreased $1,416 or 1.97% during the first quarter of 2000. This decline was concentrated in interest bearing accounts and was largely the result of a withdrawal of public funds for a building project.

     Total shareholders' equity increased $206 or 1.74% in the first quarter of 2000. Net income of $391 and stock issued from the exercise of options of $21 have increased shareholders' equity, while dividends of $179 and net unrealized losses on available for sale securities of $27 reduced shareholders' equity. Book value per share was $20.12 at March 31, 2000 compared to $19.82 at December 31, 1999.

     Results of Operations (In thousands)

     For the first quarter of 2000, net income was $391, basic earnings per share was $.66, and diluted earnings per share was $.65, compared to $352, $.59, and $.59 for the same period in 1999. Average earning assets increased to $99,966 or 4.19% from March 31, 1999 to March 31, 2000. The average yield on earning assets increased to 7.90% for the quarter ended March 31, 2000 from 7.87% for the comparable time period in 1999. Average costs for rate related liabilities increased four basis points to 4.32% at March 31, 2000 from 4.28% at March 31, 1999. Net interest margin decreased to 4.32% for the first three months of 2000 compared to 4.35% in the same period of 1999. This is a result of the rising rate environment. The Corporation is experiencing a declining margin as liabilities have repriced at a faster pace than assets.

     The provision for loan losses was $6 during the first three months of 2000 compared to $9 for the same period of 1999. This decrease is consistent with the balance decline experienced in the loan portfolio.

     Non interest income increased $25 or 18.38% during the first quarter of 2000 when compared to the first quarter of 1999. Of this increase, 32% is attributable to new fees for products and service charges which has resulted in greater service charge income. The majority of the remaining increase coming in increased customer investment commissions.

     Non interest expense increased $15 or 2.40% when comparing the first quarter of 2000 to the first quarter of 1999. Most of this increase is a result of increased personnel costs as we continue to see increasing costs associated with health services, as well as marketing expenses to produce updated product brochures, which are partially offset by declining costs for premises/equipment and supplies.

     Results of Operations (in thousands)

     The Federal income tax provision for the first three months of 2000 was $173, up from $148 for the same period in 1999. This increase reflects a higher taxable income for 2000.

     Liquidity and interest rate risk (in thousands)

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

     Sources of liquidity include federal funds sold, investment security maturities and principal payments. A net average balance of $399 in federal funds sold was maintained during the first quarter of 2000. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. During the first quarter of 2000, the Bank used this source of funding to offset security purchases to be used as collateral for public deposits. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowings and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

     At March 31, 2000 the securities available for sale were valued at $10,057. It is not anticipated that management will use these funds due to the optional sources that may be available.

     Interest rate sensitivity management seeks to maximize net interest margin through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

     Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the "rate sensitive position" or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as "GAP" and its handling as "GAP Management". Throughout the first quarter of 2000, the results of the GAP analysis were within the Bank's policy guidelines. At March 31, 2000, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 33%.

     The following table shows the Corporation's GAP position as of March 31, 2000. The Corporation has a liability sensitive position of approximately $42,798 within the one-year time frame, which indicates higher net interest income may be earned if rates decrease during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control.

GAP Measurement (Dollars in thousands)


                    0-30     31-90       2nd      3rd      4th       Annual      1-3       3-5    Over 5
                    Days     Days      Quarter   Quarter  Quarter     Total     Years     Years    Years      Total
                    ----     ----      -------   -------  -------     -----     -----     -----    -----      -----
Assets
------
Loans             $ 5,931   $ 3,095   $  2,249  $  3,315  $ 1,652   $16,242   $ 14,480  $ 14,566  $42,739  $  88,027

Allowance for
loan losses             -         -          -         -        -         -          -         -        -     -1,062

Investments         1,641       634        418       589    1,022     4,304      3,681     1,966    1,120     11,071

Short-term
Investments           264         -          -         -        -       264          -         -        -        264

Other non-
earning assets          -         -          -         -        -         -          -         -        -      6,055
                  -------   -------   --------  --------  -------   -------   --------  --------  -------  ---------

  Total           $ 7,836   $ 3,729   $  2,667  $  3,904  $ 2,674   $20,810   $ 18,161  $ 16,532  $43,859  $ 104,355
                  =======   =======   ========  ========  =======   =======   ========  ========  =======  =========

Liabilities
Non interest
bearing
deposits          $ 9,680   $      -  $      -  $      -  $      -  $  9,680  $      -  $      -  $     -  $   9,680

Interest
bearing
deposits           36,016      3,551     4,776     3,487     3,374    51,204     8,140     1,443      147     60,934

Long-term
FHLB
borrowings          1,000          -         -       132     1,592     2,724     4,575    10,050    2,922     20,271

Other
liabilities             -          -         -         -         -         -         -         -        -      1,436

Capital                 -          -         -         -         -         -         -         -        -     12,034
                  -------   --------  --------  --------  --------  --------  --------  --------  -------  ---------

  Total           $ 46,696  $  3,551  $  4,776  $  3,619  $  4,966  $ 63,608  $ 12,715  $ 11,493  $ 3,069  $ 104,355
                  ========  ========  ========  ========  ========  ========  ========  ========  =======  =========

GAP               $-38,860  $    178  $ -2,109  $    285  $ -2,292  $-42,798  $  5,446  $  5,039  $40,790

Cumulative
GAP               $-38,860  $-38,682  $-40,791  $-40,506  $-42,798  $-42,798  $-37,352  $-32,313  $ 8,477

GAP ratio               17%      105%       56%      108%       54%       33%      143%      144%    1429%


     Capital Resources

     The Corporation's capital adequacy is reviewed continuously to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders' equity, excluding the net unrealized gain on securities available for sale, increased $233,000 or 1.98% to $12,028,000 for the first quarter of 2000. This represents 11.53% of total assets. At December 31, 1999, the similar ratio of shareholders' equity to total assets was 11.16%. Dividends declared per common share increased by 11.11% to $.30 per share in 2000 compared to $.27 in 1999.

     Regulators established "risk-based" capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk-based and total assets based on perceived risk in asset categories and certain off-balance sheet items, such as loan commitments and standby letters of credit. On March 31, 2000, the Bank has a "risk-based" total capital to asset ratio of 18.29%. The ratio exceeds the requirements established by regulatory agencies as shown below.

                           Capital                             March 31, 2000
                           (Dollars in thousands)    Risk-based        Leverage

                           Actual amount             $    12,825       $    11,946
                           Actual percentage              18.29%            11.36%
                           Required amount           $     5,609       $     4,207
                           Required percentage             8.00%             4.00%
                           Excess amount             $     7,216       $     7,739

     Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy. It is the opinion of management that capital and shareholders' equity is adequate and will continue to be so throughout 2000.

Part II - Other Information

     Item 1.  Legal proceedings

     The Corporation is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the registrant or its subsidiaries as of and for the period ended March 31, 2000.

     Item 2.  Changes in securities

     During the three months ended March 31, 2000, there weren't any changes in the Registrant's securities, relevant to the requirements of this section, that would cause any shareholder's rights to be materially modified, limited or qualified.

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

     Item 5.  Other information

     None

     Item 6.  Exhibits and reports on Form 8-K

        1. Exhibits required by Item 601 of Regulation S-K See Index to Exhibits on page 13.

        2.  Reports on Form 8-K
            No reports on Form 8-K were filed for the three months ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CAPITAL DIRECTIONS, INC.



     Date:  May 8, 2000                     By:      /s/      Timothy Gaylord
            -----------                     ---------------------------------
                                                              Timothy Gaylord
                                                              President


     Date:  May 8, 2000                     By:      /s/      Lois A. Toth
            -----------                     ------------------------------------
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