Form 10-Q
period 2000-06-30
CAPITAL DIRECTIONS INC
filed 2000-08-14
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934




For the quarter ended June 30, 2000      Commission file number      33-20417
                      -------------                               -------------


                            Capital Directions, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Michigan                                     38-2781737
---------------------------              ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


322 South Jefferson St., Mason, Michigan                      48854-0130
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:           (517) 676-0500
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

As of July 26, 2000 the registrant had outstanding 598,056 shares of common stock having a par value of $5 per share.

                            CAPITAL DIRECTIONS, INC.
                               INDEX TO FORM 10-Q

                                                                                         Page
PART I - FINANCIAL INFORMATION                                                          Number
------------------------------                                                          ------
   Item 1. Consolidated Balance Sheets
           June 30, 2000 and December 31, 1999..........................................   1

           Consolidated Statements of Income for the Three and Six Month
           Periods ended June 30, 2000 and 1999.........................................   2

           Consolidated Statements of Cash Flows for the Six Month
           Periods ended June 30, 2000 and 1999.........................................   3

           Consolidated Statements of Comprehensive Income
           for the Three and Six Month Periods ended June 30, 2000 and 1999.............   4

           Notes to Interim Consolidated Financial Statements...........................   5-9

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................................   9-14

PART II -  OTHER INFORMATION
----------------------------

   Item 1. Legal Proceedings............................................................   14

   Item 2. Changes in Securities........................................................   14

   Item 3. Defaults Upon Senior Securities..............................................   14

   Item 4. Submission of Matters to a Vote of Security Holders..........................   15

   Item 5. Other Information............................................................   15

   Item 6. Exhibits and Reports on Form 8-K.............................................   15

   Item 7. Signatures...................................................................   16

           Index to Exhibits............................................................   17

PART I - FINANCIAL INFORMATION

                            CAPITAL DIRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

                                                                            June 30,          December 31,
                                                                              2000                1999
                                                                              ----                ----
                                                                          (Unaudited)
ASSETS
    Cash and non interest bearing deposits                                $   2,493            $   3,097
    Interest bearing deposits                                                    29                   54
    Federal funds sold                                                        1,223                   --
                                                                          ---------            ---------
       Total cash and cash equivalents                                        3,745                3,151
    Securities available for sale                                            10,529                9,751
    Federal Home Loan Bank (FHLB) stock                                       1,064                  975
                                                                          ---------            ---------
    Total investment securities                                              11,593               10,726
    Loans:
     Commercial and agricultural                                              5,646                5,268
     Installment                                                              4,039                4,574
     Real estate mortgages                                                   78,199               79,270
                                                                          ---------            ---------
       Total loans                                                           87,884               89,112
      Allowance for loan losses                                              (1,063)              (1,055)
                                                                          ---------            ---------
       Net loans                                                             86,821               88,057
    Premises and equipment, net                                                 747                  768
    Accrued income and other assets                                           3,095                3,011
                                                                          ---------            ---------
       Total assets                                                       $ 106,001            $ 105,713
                                                                          =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Deposits:
     Non interest bearing                                                 $  10,019            $   8,884
     Interest bearing                                                        61,883               63,146
                                                                          ---------            ---------
      Total deposits                                                         71,902               72,030
    Federal funds purchased                                                      --                1,700
    Long-term FHLB borrowings                                                20,471               18,861
    Other liabilities                                                         1,353                1,294
                                                                          ---------            ---------
      Total liabilities                                                      93,726               93,885
SHAREHOLDERS' EQUITY
    Common stock:  $5 par value, 1,300,000 shares authorized;
     598,056 outstanding at June 30, 2000 and 596,622 outstanding
     at December 31, 1999                                                     2,990                2,983
    Additional paid in capital                                                2,590                2,576
    Retained earnings                                                         6,680                6,236
    Accumulated other comprehensive income,
     net of tax of $8 as of June 30, 2000 and $17 as of
     December 31, 1999                                                           15                   33
                                                                          ---------            ---------
       Total shareholders' equity                                            12,275               11,828
                                                                          ---------            ---------
         Total liabilities and shareholders' equity                       $ 106,001            $ 105,713
                                                                          =========            =========

See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


(In thousands, except share and per share data)

                                                             Three Months Ended      Six Months Ended
                                                                     June 30,              June 30,
                                                            2000            1999       2000        1999
                                                            ----            ----       ----        ----
Interest and Dividend Income
    Interest and fees on loans                            $  1,761     $   1,695   $   3,527    $   3,338
    Federal funds sold                                          22             6          27           12
    Interest and dividends on investment securities:
       Taxable                                                 136           120         261          249
       Tax exempt                                               43            53          86          109
       Other interest income                                     -             2           1            3
                                                          --------     ---------   ---------    ---------
            Total interest income                            1,962         1,876       3,902        3,711
Interest Expense
    Deposits                                                   607           576       1,203        1,174
    Short-term borrowings                                        3            11          12           15
    Long-term borrowings                                       302           276         587          510
                                                          --------     ---------   ---------    ---------
         Total interest expense                                912           863       1,802        1,699
                                                          --------     ---------   ---------    ---------
Net Interest Income                                          1,050         1,013       2,100        2,012
Provision for loan losses                                        -             9           6           18
                                                          --------     ---------   ---------    ---------
Net interest income after provision for loan losses          1,050         1,004       2,094        1,994
Non Interest Income
    Service charges on deposit accounts                         89            70         159          132
    Other income                                               137            83         228          157
                                                          --------     ---------   ---------    ---------
         Total non interest income                             226           153         387          289
Non Interest Expense
    Salaries and employee benefits                             381           342         755          693
    Premises and equipment                                      72            76         150          156
    Other operating expense                                    231           228         420          423
                                                          --------     ---------   ---------    ---------
         Total non interest expense                            684           646       1,325        1,272

Income before income tax expense                               592           511       1,156        1,011
Income tax expense                                             174           154         347          302
                                                          --------     ---------   ---------    ---------

Net Income                                                $    418     $     357   $     809    $     709
                                                          ========     =========   =========    =========

Average common shares outstanding                          598,056       596,127     597,584      596,200
Basic earnings per common share                               0.70          0.60        1.35         1.19
Diluted earnings per common share                             0.69          0.59        1.34         1.18
Dividends per share of common stock, declared                 0.31          0.28        0.61         0.55

See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)                                                               Six Months Ended
                                                                                    June 30,
                                                                             2000            1999
                                                                             ----            ----
Cash flows from operating activities
    Net income                                                         $     809        $     709
    Adjustments to reconcile net income to net cash from
    operating activities
       Depreciation                                                           57               61
       Provision for loan losses                                               6               18
       Net amortization (accretion) on securities                              1               19
       Changes in assets and liabilities:
          Accrued interest receivable                                        (15)             (53)
          Accrued interest payable                                            (4)              10
          Other assets                                                       (59)            (316)
          Other liabilities                                                   57              308
                                                                       ---------        ---------
            Net cash from operating activities                               852              756

Cash flows from investing activities
    Securities available for sale:
       Purchases                                                          (2,080)          (1,277)
       Maturities, calls and principal payments                            1,184            2,836
    Securities held to maturity:
       Maturities, calls and principal payments                                -              265
    Net change in loans                                                    1,230           (5,437)
    Premises and equipment expenditures                                      (36)             (32)
                                                                       ---------        ---------
          Net cash from investing activities                                 298           (3,645)

Cash flows from financing activities
    Net change in deposits                                                  (128)          (2,222)
    Federal funds purchased                                               (1,700)           1,050
    Proceeds from long-term FHLB borrowings                                2,700            4,000
    Repayment of long-term FHLB borrowings                                (1,090)            (588)
    Proceeds from shares issued upon exercise of stock options                21               22
    Dividends paid                                                          (359)            (322)
                                                                       ---------        ---------
          Net cash from financing activities                                (556)           1,940
                                                                       ---------        ---------
Net change in cash and cash equivalents                                      594             (949)
Cash and cash equivalents at beginning of year                             3,151            3,321
                                                                       ---------        ---------
Cash and cash equivalents at June 30                                   $   3,745        $   2,372
                                                                       =========        =========

Supplemental disclosure of cash flow information
    Cash paid during the period for:
       Interest                                                        $   1,806        $   1,688
       Income taxes - federal                                          $     348        $     301

See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


(In thousands)


                                            Three Months Ended                     Six Months Ended
                                                  June 30,                              June 30,
                                             2000         1999                     2000       1999
                                             ----         ----                     ----       ----
Net income                                 $   418      $   357                   $  809      $  709
Other comprehensive income (loss),
  net of tax
      Unrealized holding gains (losses)
       arising during period                    13           84                      (28)         71
       Tax effects                              (4)         (29)                      10         (24)
                                           -------      -------                   ------      ------

Other comprehensive income (loss)                9           55                      (18)         47
                                           -------      -------                   ------      ------
Comprehensive income                       $   427      $   412                   $  791      $  756
                                           =======      =======                   ======      ======



See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 2000 and December 31, 1999, the results of operations for the three and six month periods ended June 30, 2000 and 1999, and the cash flows for the six month periods ended June 30, 2000 and 1999.

2. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year-end 1999, included in the Registrant's 1999 Annual Report on Form 10-K.

4. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, historical performance, current economic conditions, current analyses of asset quality and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers' inability to comply with the original terms. As of June 30, 2000, non-performing loans totaled $20,000 or .02% of total loans. This represents a decrease of $318,000 from the $338,000 balance at December 31, 1999.

                                                               June 30,        December 31,
                  Non-performing loans                           2000             1999
                  --------------------                           ----             ----
                  Non-accrual                                 $  20,000         $ 32,000
                  90 days or more past due                            -          306,000
                  Renegotiated                                        -                -
                                                              ---------         --------
                       Total                                  $  20,000         $338,000
                                                              =========         ========

                  Non-performing loans as a percent of:
                       Total loans                                 .02%             .38%
                       Allowance for loan losses                  1.88%           32.04%


      The following table summarizes changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and addition or reductions to the allowance which have been charged or credited to expense.


                  (Dollars in thousands)                           Six                  Twelve
                                                                  Months                Months
                                                                   Ended                 Ended
                                                                  June 30,            December 31,
                                                                   2000                   1999
                                                                   ----                   ----
                  Balance at beginning of period                 $  1,055                $  1,011


                  Charge-offs                                         (10)                    (37)
                  Recoveries                                           12                      33
                                                                 --------                --------
                      Net (charge-offs) recoveries                      2                      (4)
                  Additions (reductions) to allowance
                  for loan losses                                       6                      48
                                                                 --------                --------

                  Balance at end of period                       $  1,063                $  1,055
                                                                 ========                ========

    Average loans outstanding during the period                  $ 88,294                $ 86,397
                                                                 ========                ========

    Loans outstanding at end of period                           $ 87,884                $ 89,112
                                                                 ========                ========

    Allowance as a percent of:
      Total loans at end of period                                   1.21%                   1.18%
                                                                 ========                ========

      Non-performing loans at end of period                      5,315.00%                 312.13%
                                                                 ========                ========

    Net charge-offs as a percent of:
      Average loans outstanding                                       .00%                    .00%
                                                                 ========                ========

      Allowance for loan losses                                      (.19)%                   .38%
                                                                 ========                ========

Note 5.  Earnings per share

5. A reconciliation of basic and diluted earnings per share for the three-month and six-month periods; ending June 30 follows:

      (Dollars in thousands)              Three months ended                    Six months ended
                                       2000              1999                2000                1999
                                       ----              ----                ----                ----
Basic earnings per share
  Net income                         $    418           $    357           $    809           $    709

  Shares outstanding                  598,056            596,127            597,584            596,200
  Per share amount                        .70                .60               1.35               1.19

Diluted earnings per share
  Net income                         $    418           $    357           $    809           $    709

  Shares outstanding                  598,056            596,127            597,584            596,200
  Effect of dilutive securities-
    Stock options                       5,461              3,092              5,591              5,251
                                     --------           --------           --------           --------
                                      603,517            599,219            603,175            601,451
Per share amount                          .69                .59               1.34               1.18


Note 6.  Stock Option Plan

6. Options to buy common stock are granted to officers and other key employees under a Stock Option Plan which provides for the issuance of up to 40,000 shares of common stock. The plan provides for stock options to be granted at prices that approximate the fair value of the stock at the respective dates of grant. The vesting of stock options does not start until two years from the date of the grant. After two years, the options will vest evenly over a three year period. The plan terminates on May 20, 2003. All shares and per share amounts have been restated for stock splits.

      A summary of activity in the plan is as follows:

                                                                                        Weighted
                                                                         Weighted     Average Fair
                                           Available                      Average       Value of
                                              For          Options       Exercise        Options
                                              Grant      Outstanding       Price         Granted
                                              -----      -----------       -----         -------
      Balance at
        January 1, 1997                       32,000          8,000    $   15.38
      Granted                                 (4,000)         4,000        21.88    $      2.17
      Exercised                                    -           (200)       12.75
      Forfeited                                  400           (400)       12.75
                                        ------------   ------------    ---------
      Balance
        December 31, 1997                     28,400         11,400        17.80
      Granted                                 (4,400)         4,400        32.00           3.21
      Exercised                                    -            (67)       18.00
      Cancelled                                   66            (66)       18.00
      Forfeited                                  867           (867)       24.19
                                        ------------   ------------    ---------
      Balance
        December 31, 1998                     24,933         14,800        21.64
      Granted                                 (5,133)         5,133        35.88           3.17
      Exercised                                    -         (1,499)       15.10
      Forfeited                                  662           (662)       33.94
                                        ------------   ------------    ---------
      Balance
        December 31, 1999                     20,462         17,772        25.85
      Granted                                 (4,000)         4,000        41.50           6.26
      Exercised                                    -         (1,434)       14.34
      Forfeited                                1,131         (1,131)       29.44
                                        ------------   ------------    ---------
      Balance
        June 30, 2000                         17,593         19,207    $   29.75
                                        =============  ============    =========

      For the options outstanding June 30, 2000, the range of exercise prices was $12.75 to $41.50 per share with a weighted average remaining contractual term of 7.82 years. At June 30, 2000, 7,401 were exercisable at a weighted average price of $20.28 per share. Had compensation cost for stock options been measured using SFAS No. 123, net income and earnings per share would have been the pro forma amounts indicated below for the six months ended June 30, 2000 and 1999. The pro forma effect may increase in the future if more options are granted (in thousands, except per share data).

                                           Six Months          Six Months
                                              Ended               Ended
                                          June 30, 2000       June 30, 1999
      Net income
          As reported                   $        809        $        709
          Pro forma                              801                 699
      Basic and diluted income
        per share
          As reported basic             $       1.35        $       1.19
          Pro forma basic                       1.34                1.17
          As reported diluted                   1.34                1.18
          Pro forma diluted                     1.33                1.16


The pro forma effects are computed with option pricing models using the following weighted average assumptions as of the grant date.

                                                2000           1999
                                                ----           ----
          Risk-free interest rate               6.76%          5.07%
          Expected option life                  5 years        5 years
          Expected stock price volatility       6.42%          6.28%
          Expected dividend yield               3.04%          3.37%


Item 2. Management's discussion and analysis of financial condition and results of operations


     The following discussion and analysis of financial condition and results of operations provides additional information to assess the Consolidated Financial Statements of the Registrant and its wholly owned subsidiaries. Capital Directions, Inc. is a one-bank holding company, which commenced operations on July 22, 1988. This was facilitated by the acquisition of 100% of the outstanding shares of Mason State Bank in an exchange of common stock. The Company and its subsidiaries provide banking and financial services in the banking industry. Substantially all revenue and services are derived from banking products and services. The Bank's primary services include accepting retail deposits and making residential, consumer and commercial loans.

     The corporation is not aware of any market or institutional trends, events or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein.

     Financial Condition  (In thousands)

     Assets totaled $106,001 at June 30, 2000. The .27% increase of $288 from $105,713 at December 31, 1999 resulted in an increase in Federal funds sold, which were $0 at year-end, and investment securities, which were funded by a reduction in vault cash supplies and reduced loan demand.

     Cash and cash equivalents have increased $594 or 18.85% in the six month period from December 31, 1999 to June 30, 2000. This is a result of the sale of excess fed funds while reducing the supply of vault cash and a decline in loan demand.

     Total outstanding loans have decreased $1,228 during the first six months of 2000. This is a decrease of 1.38% from December 31, 1999. This decline has been divided between the residential real estate portfolio as well as the installment loan portfolio, while the commercial loan portfolio has grown slightly. All new loans booked in 2000 have been held within the loan portfolio.

     The allowance for loan losses increased $8 or .76% during the six month period ending June 30, 2000. At June 30, 2000 the allowance as a percent of outstanding loans was 1.21% compared to 1.18% at December 31, 1999. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses inherent in the portfolio.

     Total deposits as of June 30, 2000 compared to year-end 1999 decreased slightly by $128 or .18%. This is consistent with a comparison of average interest bearing deposits, which have also declined slightly, from $62,238 at June 30, 1999 to $62,057 at June 30, 2000.

     Total shareholders' equity increased $447 or 3.78% in the first six months of 2000. Net income of $809 and stock transactions from the exercise of options of $21 have increased shareholders' equity, while net unrealized losses on available for sale securities of $18 and dividends of $365 reduced shareholders' equity. Book value per share was $20.52 at June 30, 2000 compared to $19.82 at December 31, 1999.

     Item 2. Management's discussion and analysis of financial condition and results of operations (continued)


     Results of Operations (In thousands)

     For the second quarter of 2000, net income was $418, basic earnings per share was $.70, and diluted earnings per share was $.69, compared to $357, $.60 and $.59 for the same period in 1999. During the six month period ending June 30, 2000, net income totaled $809, basic earnings per share was $1.35, and diluted earnings per share was $1.34. compared to $709, $1.19 and $1.18 for the same period in 1999. The following table illustrates the change in net interest margin for the six months ended June 30, 2000 and June 30, 1999.

                                                  2000                              1999
                                                  ----                              ----
                                        Average                           Average
                                        Balance   Interest       Rate     Balance   Interest      Rate
                                        -------   --------       ----     -------   --------      ----
Loans (taxable)                        $ 88,117   $  3,520       8.03%   $ 84,045   $  3,316      7.96%
Loans (non-taxable)                         177          9      10.23%        942         33      7.06%
Taxable investment securities             7,865        262       6.70%      7,504        249      6.69%
Non-taxable investment securities         3,211        129       8.08%      4,379        165      7.60%
Federal funds sold                          962         27       5.64%        517         12      4.68%
                                       --------   --------               --------   --------
  Total interest earning assets        $100,332   $  3,947       7.91%   $ 97,387   $  3,775      7.82%

Interest bearing demand deposits       $ 11,159   $     50        .90%   $ 11,352   $     57      1.01%
Savings deposits                         18,590        262       2.83%     19,045        249      2.64%
Time deposits <$100,000                  20,968        555       5.32%     20,409        563      5.56%
Time deposits $100,000 and more          11,340        336       5.96%     11,432        305      5.38%
Federal funds purchased                     402         12       6.00%        629         15      4.81%
Other borrowings                         19,984        587       5.91%     17,498        510      5.88%
                                       --------   --------               --------   --------
  Total interest bearing liabilities   $ 82,443   $  1,802       4.40%   $ 80,365   $  1,699      4.26%

Net Interest                                      $  2,145       3.51%              $  2,076      3.56%

Net Interest Margin                                              4.30%                            4.30%

           Earning assets are presented on a fully taxable equivalent basis.

     The two variables that have the most significant effect on the change in the net interest income are volume and rate. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. As illustrated in the following table, the Corporation had an increase in net interest income due primarily to loan growth, which was partially offset by changes due to interest rates.

      Item 2. Management's discussion and analysis of financial condition and results of operations (continued)


     Change in Net Interest Income
     (Dollars in thousands)                       2000 compared to 1999
                                               Volume      Rate      Total
                                               ------      ----      -----
     Earning Assets
     --------------
         Loans (taxable)                    $     162  $      42  $   204
         Loans (non-taxable)                      (35)        11      (24)
         Taxable investment securities             12          1       13
         Non-taxable investment securities        (46)        10      (36)
         Federal funds sold                        12          3       15
                                              -------    -------    -----
           Total interest income            $     105  $      67  $   172
                                             --------   --------   ------
     Interest Bearing Liabilities
     ----------------------------
         Interest bearing demand deposits   $      (1) $      (6) $    (7)
         Savings deposits                          (6)        19       13
         Time deposits <$100,000                   15        (23)      (8)
         Time deposits $100,000 and >              (2)        33       31
         Federal funds purchased                   (6)         3       (3)
         Other borrowings                          73          4       77
                                              -------    -------    -----
           Total interest expense           $      73  $      30  $   103
                                             --------   --------   ------

         Net Interest Income                $      32  $      37  $    69
                                             ========   ========   ======

         Earning assets are presented on a fully taxable equivalent basis.

     The provision for loan losses was $0 during the second quarter of 2000 compared to $9 for the same period of 1999. For the six months ended June 30, the provision was $6 in 2000 compared to $18 in 1999. This decrease is consistent with the decline in non-performing loans.

     Non interest income increased $73 or 47.71% during the second quarter of 2000 when compared to the second quarter of 1999. Increases in investment center income due to a higher volume of sales as well as increased service charge income and change in cash value on life insurance contributed to this increase. New service charges and fees have been implemented throughout the first six months of 2000, which have enhanced earnings. For the six months ended June 30, non interest income has increased $98 or 33.91% when compared to the similar period in 1999. This is a result of the same factors affecting the second quarter increase.

     Non interest expense increased $38 or 5.88% when comparing the second quarter of 2000 to 1999. Most of this increase is a result of increased personnel costs for salaries and payroll taxes. This is partially offset by a small decline in depreciation and equipment repair expenses. For the six months ended June 30, 2000 non interest expense increased $53 or 4.17% compared to the same period in 1999. Salaries and benefits increased $62 or 8.95% as some vacant positions have been filled in addition to normal salary increases. Decreases were realized in supplies, correspondent fees, merchant processing, equipment repair and depreciation due to continued efforts to control expenses.

     The federal income tax provision for the second quarter of 2000 was $174, up $20 for the same period in 1999. Year-to-date the income tax provision has increased by $45 or 14.9%. This increase reflects a higher taxable income for 2000.

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

     Sources of liquidity include federal funds sold, investment security maturities and principal payments. A net average balance of $1,486,000 in federal funds sold was maintained during the second quarter of 2000. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. During the first six months of 2000, the Bank used this source of funding to offset security purchases to be used as collateral for public deposits and as a direct offset for a specific loan. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowing and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

     At June 30, 2000 the securities available for sale were valued at $10,529,000. It is not anticipated that management will use these funds due to the optional sources that may be available.

     Interest rate sensitivity management seeks to maximize net interest margin through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

     Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the "rate sensitive position" or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as "GAP" and its handling as "GAP Management". Throughout the second quarter of 2000, the results of the GAP analysis were within the Bank's policy guidelines. At June 30, 2000, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 33%.

     The following table shows the Corporation's GAP position as of June 30, 2000. The Corporation has a liability sensitive position of approximately $44,954 within the one-year time horizon which indicates higher net interest income may be earned if rates decrease during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control.

     Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

GAP Measurement (Dollars in thousands)

                    0-30     31-90       2nd      3rd         4th    Annual     1-3       3-5    Over 5
                    Days     Days      Quarter   Quarter    Quarter   Total    Years     Years    Years    Total
                    ----     ----      -------   -------    -------   -----    -----     -----    -----    -----
Assets
------
Loans             $  5,519  $ 6,558   $  1,278  $  1,392  $  1,902 $ 16,649  $  6,944  $  8,452  $55,839  $ 87,884

Allowance for
loan losses              -        -          -         -         -        -         -         -        -    -1,063

Investments          1,602      417        588     1,021     1,013    4,641     4,112     2,047      793    11,593

Short-term
Investments          1,223        -          -         -         -    1,223         -         -        -     1,223

Other non-
earning assets           -        -          -         -         -        -         -         -        -     6,364
                  --------  -------   --------  --------  -------- --------  --------  --------  -------  --------

  Total           $  8,344  $ 6,975   $  1,866  $  2,413  $  2,915 $ 22,513  $ 11,056  $ 10,499  $56,632  $106,001
                  ========  =======   ========  ========  ======== ========  ========  ========  =======  ========

Liabilities
Non interest
bearing
deposits          $ 10,019  $     -   $      -  $      -  $      - $ 10,019  $     -   $      -  $     -  $ 10,019

Interest
bearing
deposits            38,537    5,085      4,352     3,804     2,446   54,224     6,465     1,047      147    61,883

Long-term
FHLB
borrowings               -        -        132     1,592     1,500    3,224     9,075     7,250      922    20,471

Other
liabilities              -        -          -         -         -        -         -         -        -     1,353

Capital                  -        -          -         -         -        -         -         -        -    12,275
                  -------- --------   --------  --------  -------- --------  --------   -------  -------  --------

  Total           $ 48,556 $  5,085   $  4,484  $  5,396  $  3,946 $ 67,467  $ 15,540  $  8,297  $ 1,069  $106,001
                  ======== ========   ========  ========  ======== ========  ========  ========  =======  ========

GAP               $-40,212 $  1,890   $ -2,618  $ -2,983  $ -1,031 $-44,954  $ -4,484  $  2,202  $55,563

Cumulative
GAP               $-40,212 $-38,322   $-40,940  $-43,923  $-44,954 $-44,954  $-49,438  $-47,236  $ 8,327

GAP ratio              17%     137%        42%       45%       74%      33%       71%      127%    5298%

     Capital Resources

     The Corporation's capital adequacy is reviewed continuously to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders' equity, excluding the net unrealized gain on securities available for sale, increased $465,000 or 3.94% to $12,260,000 for the first six months of 2000. This represents 11.57% of total assets. At June 30, 1999, the similar ratio of shareholders' equity to total assets was 11.00%. Dividends declared per common share increased by 10.91% to $.61 per share in 2000 compared to $.55 in 1999.

     Regulators established "risk-based" capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk based and total assets based on perceived risk in asset categories and certain off-balance sheet items, such as loan commitments and standby letters of credit. On June 30, 2000, the Bank has a "risk-based" total capital to asset ratio of 18.58%. The ratio exceeds the requirements established by regulatory agencies as shown below.

                 Capital                             June 30, 2000
                 (Dollars in thousands)    Risk-based        Leverage
                 Actual amount             $    13,069       $    12,188
                 Actual percentage               18.58%            11.52%
                 Required amount           $     5,627       $     4,230
                 Required percentage              8.00%             4.00%
                 Excess amount             $     7,442       $     7,958

     Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy. It is the opinion of management that capital and shareholders' equity is adequate and will continue to be so throughout 2000.


Part II - Other Information

     Item 1.  Legal proceedings

     The Corporation is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended June 30, 2000.

     Item 2.  Changes in securities

     During the six months ended June 30, 2000, there weren't any changes in the Registrant's securities, relevant to the requirements of this section, that would cause any shareholder's rights to be materially modified, limited or qualified.

     Item 3.  Defaults upon senior securities

     No defaults have occurred involving senior securities on the part of the Registrant.

     Item 4.  Submission of matters to a vote of security holders

     The annual meeting of security holders of the Company was held April 27, 2000. Information concerning the matters brought to a vote of security holders is contained in the Company's Proxy Statement and Notice of Annual Meeting of Shareholders held April 27, 2000, as previously filed. There have been no further matters submitted to a vote of the Registrant's security holders during the six months ended June 30, 2000.

     Item 5.  Other information

     None

     Item 6.  Exhibits and reports on Form 8-K

          1. Exhibits required by Item 601 of Regulation S-K See Index to Exhibits on page 13.

          2. Reports on Form 8-K No reports on Form 8-K were filed for the three months ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAPITAL DIRECTIONS, INC.



     Date:  August 9, 2000                  By:      /s/      Timothy Gaylord
            --------------                  ---------------------------------
                                                              Timothy Gaylord
                                                              President


     Date:  August 9, 2000                  By:      /s/      Lois A. Toth
            --------------                  ------------------------------------
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