Form 10-Q
period 2000-09-30
CAPITAL DIRECTIONS INC
filed 2000-11-13
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934




For the quarter ended September 30, 2000 Commission file number     33-20417
                     --------------------                       ----------------


                            Capital Directions, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Michigan                                       38-2781737
-----------------------------          -----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


322 South Jefferson St., Mason, Michigan                             48854-0130
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:               (517) 676-0500
                                                                  --------------


                                      None
                  --------------------------------------------
                  Former name, former address and former fiscal
                       year, if changed since last report


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X          No
     -------------      ------------

As of October 27, 2000 the registrant had outstanding 598,056 shares of common stock having a par value of $5 per share.

                            CAPITAL DIRECTIONS, INC.
                               INDEX TO FORM 10-Q
                               ------------------



                                                                                       Page
PART I - FINANCIAL INFORMATION                                                         Number
------------------------------                                                         ------
  Item 1. Financial Statements

          Consolidated Balance Sheets
          September 30, 2000 and December 31, 1999...................................   1


          Consolidated Statements of Income for the Three and Nine Month
          Periods ended September 30, 2000 and 1999..................................   2

          Consolidated Statements of Cash Flows for the Nine Month
          Periods ended September 30, 2000 and 1999..................................   3

          Consolidated Statements of Comprehensive Income
          for the Three and Nine Month Periods ended September 30, 2000 and 1999.....   4

          Notes to Interim Consolidated Financial Statements.........................   5-8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................................   9-14

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.................   14

PART II - OTHER INFORMATION
---------------------------

  Item 1.  Legal Proceedings.........................................................   14

  Item 2.  Changes in Securities and Use of Proceeds.................................   14

  Item 3.  Defaults Upon Senior Securities ..........................................   15

  Item 4.  Submission of Matters to a Vote of Security Holders.......................   15

  Item 5.  Other Information.........................................................   15

  Item 6.  Exhibits and Reports on Form 8-K..........................................   15

          Signatures.................................................................   16

          Index to Exhibits..........................................................   17


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                            CAPITAL DIRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)


                                                                      September 30,     December 31,
                                                                          2000              1999
                                                                          ----              ----
                                                                       (Unaudited)
ASSETS
    Cash and non interest bearing deposits                             $   4,732         $   3,097
    Interest bearing deposits                                                 31                54
    Federal funds sold                                                     3,350                 -
                                                                       ---------          --------
          Total cash and cash equivalents                                  8,113             3,151
    Securities available for sale                                         11,141             9,751
    Federal Home Loan Bank (FHLB) stock                                    1,174               975
                                                                       ---------          --------
          Total investment securities                                     12,315            10,726
    Loans:
     Commercial and agricultural                                           5,638             5,268
     Installment                                                           4,018             4,574
     Real estate mortgages                                                77,832            79,270
                                                                       ----------         --------
          Total loans                                                     87,488            89,112
        Allowance for loan losses                                         (1,068)           (1,055)
                                                                       ---------         ---------
          Net loans                                                       86,420            88,057
   Premises and equipment, net                                               782               768
   Accrued income and other assets                                         3,075             3,011
                                                                       ---------         ---------
          Total assets                                                 $ 110,705         $ 105,713
                                                                       =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits:
    Non interest bearing                                               $  10,384         $   8,884
    Interest bearing                                                      62,896            63,146
                                                                       ---------         ---------
      Total deposits                                                      73,280            72,030
   Federal funds purchased                                                     -             1,700
   Long-term FHLB borrowings                                              23,471            18,861
   Other liabilities                                                       1,412             1,294
                                                                       ---------         ---------
      Total liabilities                                                   98,163            93,885
SHAREHOLDERS' EQUITY
   Common stock:  $5 par value, 1,300,000 shares authorized;
   598,056 outstanding at September 30, 2000 and 596,622
      outstanding at December 31, 1999                                     2,990             2,983
   Additional paid in capital                                              2,590             2,576
   Retained earnings                                                       6,917             6,236
   Accumulated other comprehensive income,
    net of tax of $23 as of September 30, 2000 and $17 as of
    December 31, 1999                                                         45                33
                                                                       ---------         ---------
      Total shareholders' equity                                          12,542            11,828
                                                                       ---------         ---------
        Total liabilities and shareholders' equity                     $ 110,705         $ 105,713
                                                                       =========         =========


See accompanying notes to consolidated financial statements.
                                        1

                            CAPITAL DIRECTIONS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
-------------------------------------------------------------------------

(In thousands, except share and per share data)


                                                             Three Months Ended      Nine Months Ended
                                                               September 30,            September 30,
                                                              2000       1999        2000       1999
                                                              ----       ----        ----       ----
Interest and Dividend Income
    Interest and fees on loans                            $  1,779   $  1,714   $   5,306    $  5,052
    Federal funds sold                                          28         18          55          30
    Interest and dividends on investment securities:
       Taxable                                                 154        123         415         372
       Tax exempt                                               41         45         127         154
       Other interest income                                     -          -           1           3
                                                          --------   --------   ---------    --------
         Total interest income                               2,002      1,900       5,904       5,611
Interest Expense
    Deposits                                                   644        589       1,847       1,763
    Short-term borrowings                                        -          2          13          17
    Long-term borrowings                                       322        280         908         790
                                                          --------   --------   ---------    --------
       Total interest expense                                  966        871       2,768       2,570
                                                          --------   ---------  ---------    --------
Net Interest Income                                          1,036      1,029       3,136       3,041
Provision for loan losses                                        -         15           6          33
                                                          --------   --------   ---------    --------
Net interest income after provision for loan losses          1,036      1,014       3,130       3,008
Non Interest Income
    Service charges on deposit accounts                         85         74         244         206
    Other income                                               112         59         340         216
                                                          --------   --------   ---------    --------
       Total non interest income                               197        133         584         422
Non Interest Expense
    Salaries and employee benefits                             351        327       1,106       1,020
    Premises and equipment                                      79         75         229         231
    Other operating expense                                    182        183         602         606
                                                          --------   --------   ---------    --------
       Total non interest expense                              612        585       1,937       1,857

Income before income tax expense                               621        562       1,777       1,573
Income tax expense                                             193        172         540         474
                                                          --------   --------   ---------    --------

Net Income                                                $    428   $    390   $   1,237    $  1,099
                                                          ========   ========   =========    ========

Average common shares outstanding                          598,056    596,622     597,742     596,058
Basic earnings per common share                           $   0.72   $   0.65   $    2.07    $   1.84
Diluted earnings per common share                         $   0.71   $   0.65   $    2.05    $   1.83
Dividends per share of common stock, declared             $   0.32   $   0.29   $    0.93    $   0.84


See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

 .....................................................................................................
(In thousands)                                                                Nine Months Ended
                                                                                September 30,
                                                                             2000            1999
                                                                             ----            ----
Cash flows from operating activities
    Net income                                                         $   1,237        $   1,099
    Adjustments to reconcile net income to net cash from
    operating activities
       Depreciation                                                           85               90
       Provision for loan losses                                               6               33
       Net amortization (accretion) on securities                              1                9
       Changes in assets and liabilities:
          Accrued interest receivable                                       (133)            (115)
          Accrued interest payable                                            37               11
          Other assets                                                        63             (346)
          Other liabilities                                                   64              291
                                                                       ---------        ---------
            Net cash from operating activities                             1,360            1,072

Cash flows from investing activities
    Securities available for sale:
       Purchases                                                          (3,083)          (2,439)
       Maturities, calls and principal payments                            1,710            3,155
    Securities held to maturity:
       Maturities, calls and principal payments                                -              265
    Purchase of  FHLB stock                                                 (199)            (188)
    Net change in loans                                                    1,631           (5,350)
    Premises and equipment expenditures                                      (99)             (83)
                                                                       ---------        ---------
          Net cash from investing activities                                 (40)          (4,640)

Cash flows from financing activities
    Net change in deposits                                                 1,250              561
    Federal funds purchased                                               (1,700)               -
    Proceeds from long-term FHLB borrowings                                5,700            4,000
    Repayment of long-term FHLB borrowings                                (1,090)            (588)
    Proceeds from shares issued upon exercise of stock options                21               22
    Dividends paid                                                          (539)            (489)
                                                                       ---------        ---------
          Net cash from financing activities                               3,642            3,506
                                                                       ---------        ---------
Net change in cash and cash equivalents                                    4,962              (62)
Cash and cash equivalents at beginning of year                             3,151            3,321
                                                                       ---------        ---------
Cash and cash equivalents at September 30                              $   8,113        $   3,259
                                                                       =========        =========

Supplemental disclosure of cash flow information
    Cash paid during the period for:
       Interest                                                        $   2,731        $   2,559
       Income taxes - federal                                          $     542        $     474
    Transfer from securities held to maturity to securities
       available for sale                                              $       -        $   6,011


See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


--------------------------------------------------------------------------------------------------------------------
(In thousands)



                                                           Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                            2000        1999                2000       1999
                                                            ----        ----                ----       ----

Net income                                                $  428       $ 390              $1,237     $1,099
Other comprehensive income (loss),
  net of tax
      Unrealized holding gains (losses)
        on securities available for sale
        arising during period                                 46         (59)                 18       (177)
      Unrealized gain on securities
         transferred from held to maturity
         to available for sale                                 -           -                   -        190
       Tax effects                                           (16)         20                  (6)        (4)
                                                         -------     -------              ------     ------

Other comprehensive income (loss)                             30         (39)                 12          9
                                                         -------     -------              ------     ------
Comprehensive income                                      $  458       $ 351              $1,249     $1,108
                                                         =======     =======              ======     ======





See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 2000 and December 31, 1999, the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and the cash flows for the nine month periods ended September 30, 2000 and 1999.

2. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year-end 1999, included in the Registrant's 1999 Annual Report on Form 10-K.

4.    New Accounting Standards

      Under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Investments and Hedging Activities, all derivative instruments are recorded at their fair market values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income or loss and reclassified to earnings when the hedged transactions are reflected in earnings. Ineffective portions of hedges are reflected in income currently. As of April 1, 1999, the Company adopted SFAS No. 133, later amended by SFAS No. 137 and SFAS No. 138, and, in accordance with its provisions, chose to reclassify certain securities from held-to-maturity to available-for-sale. The amortized cost of the securities transferred to available-for-sale was $6,011,000 and the net unrealized gain was $190,000. Shareholder's equity increased by $125,000, net of income tax of $65,000, as a result of the transfer. The Company does not have derivative instruments in its portfolio to account for under provisions of this statement.

5. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, historical performance, current economic conditions, current analyses of asset quality and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers' inability to comply with the original terms. As of September 30, 2000, non-performing loans totaled $122,000 or .14% of total loans. This represents a decrease of $216,000 from the $338,000 balance at December 31, 1999.



                                                           September 30,       December 31,
                Non-performing loans                            2000               1999
                --------------------                            ----               ----

                Non-accrual                                  $ 15,000          $ 32,000
                90 days or more past due                      107,000           306,000
                Renegotiated                                        -                 -
                                                             --------          --------
                     Total                                   $122,000          $338,000
                                                             ========          ========

                Non-performing loans as a percent of:
                     Total loans                                 .14%              .38%
                     Allowance for loan losses                 11.42%            32.04%


The following table summarizes changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to expense.


                  (Dollars in thousands)                         Nine           Twelve
                                                                Months          Months
                                                                Ended           Ended
                                                             September 30,    December 31,
                                                                  2000           1999
                                                                  ----           ----
                  Balance at beginning of period              $   1,055       $  1,011


                  Charge-offs                                       (10)           (37)
                  Recoveries                                         17             33
                                                              ---------       --------
                      Net (charge-offs) recoveries                    7             (4)
                  Additions to allowance for
                  loan losses                                         6             48
                                                              ---------       --------

                  Balance at end of period                    $   1,068       $  1,055
                                                              =========       ========

    Average loans outstanding during the period               $  87,679       $ 86,397
                                                              =========       ========

    Loans outstanding at end of period                        $  87,488       $ 89,112
                                                              =========       ========

    Allowance as a percent of:
      Total loans at end of period                                 1.22%          1.18%
                                                              =========       ========

      Non-performing loans at end of period                      875.41%        312.13%
                                                              =========       ========

    Net charge-offs (recoveries) as a percent of:
      Average loans outstanding                                    (.01)%          .00%
                                                              =========       ========

      Allowance for loan losses                                    (.66)%          .38%
                                                              =========       ========

Note 6.  Earnings per share


6. A reconciliation of basic and diluted earnings per share for the three month and nine month periods ending September 30 follows:


     (Dollars in thousands)               Three months ended              Nine months ended
                                           2000          1999              2000        1999
                                           ----          ----              ----        ----
        Basic earnings per share
         Net income                     $     428     $       390       $    1,237   $    1,099
                                        =========     ===========       ==========   ==========

         Shares outstanding               598,056         596,622          597,742      596,058
                                          =======         =======          =======      =======
         Per share amount                     .72             .65             2.07         1.84
                                              ===             ===             ====         ====

        Diluted earnings per share
         Net income                     $     428     $       390       $    1,237   $    1,099
                                        =========     ===========       ==========   ==========

         Shares outstanding                598,056        596,622       597,742         596,058
                                           =======        =======       =======         =======
         Effect of dilutive securities-
          Stock options                      5,088          5,646         5,397           5,236
                                        ----------    -----------      --------       ---------
                                           603,144        602,268       603,139         601,294
                                           =======        =======       =======         =======
        Per share amount                       .71            .65          2.05            1.83
                                               ===            ===          ====            ====


Note 7.  Stock Option Plan


7. Options to buy common stock are granted to officers and other key employees under a Stock Option Plan which provides for the issuance of up to 40,000 shares of common stock. The plan provides for stock options to be granted at prices that approximate the fair value of the stock at the respective dates of grant. The vesting of stock options does not start until two years from the date of the grant. After two years, the options will vest evenly over a three year period. The plan terminates on May 20, 2003. All shares and per share amounts have been restated for stock splits.

  A summary of activity in the plan is as follows:



                                                                                       Weighted
                                                                         Weighted    Average Fair
                                           Available                      Average      Value of
                                              For         Options        Exercise      Options
                                             Grant      Outstanding       Price        Granted
                                        ------------   ------------    ---------      ----------
      Balance at
        January 1, 1999                       24,933         14,800    $   21.64
      Granted                                 (5,133)         5,133        35.88    $      3.17
      Exercised                                    -         (1,499)       15.10
      Forfeited                                  662           (662)       33.94
                                        ------------   ------------    ---------
      Balance
        December 31, 1999                     20,462         17,772        25.85
      Granted                                 (4,000)         4,000        41.50           6.26
      Exercised                                    -         (1,434)       14.34
      Forfeited                                1,131         (1,131)       29.44
                                        ------------   ------------    ---------
      Balance
        September 30, 2000                    17,593         19,207    $   29.75
                                        ============   ============    =========



      For the options outstanding at September 30, 2000, the range of exercise prices was $12.75 to $41.50 per share with a weighted average remaining contractual term of 7.37 years. At September 30, 2000, 7,401 stock options were exercisable at a weighted average price of $20.28 per share. Had compensation cost for stock options been measured using SFAS No. 123, net income and earnings per share would have been the pro forma amounts indicated below for the nine months ended September 30, 2000 and 1999. The pro forma effect may increase in the future if more options are granted (in thousands, except per share data).

                                       Nine Months        Nine Months
                                          Ended              Ended
                                    September 30, 2000  September 30, 1999
                                    ------------------  ------------------
      Net income
          As reported                   $     1,237   $      1,099
          Pro forma                           1,230          1,090
      Basic and diluted income
        per share
          As reported basic             $      2.07   $       1.84
          Pro forma basic                      2.06           1.83
          As reported diluted                  2.05           1.83
          Pro forma diluted                    2.04           1.81

The pro forma effects are computed with option pricing models using the following weighted average assumptions as of the grant date.



                                               2000           1999
                                               ----           ----
          Risk-free interest rate              6.76%          5.07%
          Expected option life                 5 years        5 years
          Expected stock price volatility      6.40%          6.28%
          Expected dividend yield              3.04%          3.37%

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

     Financial Condition  (In thousands)

     Assets totaled $110,705 at September 30, 2000. The 4.72% increase of $4,992 from $105,713 at December 31, 1999 resulted from an increase in Federal funds sold, which were $0 at year-end, and investment securities, which were funded by an increase in Federal Home Loan Bank borrowings.

     Cash and cash equivalents have increased $4,962 or 157.47% in the nine month period from December 31, 1999 to September 30, 2000. This is a result of the sale of excess fed funds and a larger than usual cash letter clearings position.

     Total outstanding loans have decreased $1,624 during the first nine months of 2000. This is a decrease of 1.82% from December 31, 1999. This decline has been divided between the residential real estate portfolio and the installment loan portfolio, while the commercial and agricultural loan portfolio has grown slightly. Rising interest rates have resulted in a slowing of loan demand particularly in the residential real estate portfolio. All new loans booked in 2000 have been held within the loan portfolio.

     The allowance for loan losses increased $13 or 1.23% during the nine month period ending September 30, 2000. At September 30, 2000 the allowance as a percent of outstanding loans was 1.22% compared to 1.18% at December 31, 1999. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses inherent in the portfolio.

     Total deposits as of September 30, 2000 compared to year-end 1999 increased by $1,250 or 1.74%. This growth was realized in non interest bearing deposits, which increased $1,500 or 16.88% over year-end 1999, while interest bearing deposits decreased slightly. The increase in non interest bearing deposits resulted from end of quarter deposits by public fund entities.

     Federal Home Loan Bank borrowings increased by $4,610 or 24.44% in the first nine months of 2000. Attractive interest rates on these borrowings made it possible for the Bank to purchase securities, which provided approximately 100 basis points in additional net interest margin. In addition, a portion of the new borrowings was used after the end of the quarter to repay outstanding borrowings with higher interest rates.

     Total shareholders' equity increased $714 or 6.04% in the first nine months of 2000. Net income of $1,237, stock transactions from the exercise of options of $21and a change of $12 in net unrealized gains on available for sale securities, net of tax have increased shareholders' equity, while dividends declared of $556 reduced shareholders' equity. Book value per share was $20.97 at September 30, 2000 compared to $19.82 at December 31, 1999.

Item 2. Management's discussion and analysis of financial condition and results of operations (continued)



Results of Operations (In thousands)

For the third quarter of 2000, net income was $428, basic earnings per share was $.72, and diluted earnings per share was $.71, compared to $390, $.65 and $.65 for the same period in 1999. During the nine month period ending September 30, 2000, net income totaled $1,237, basic earnings per share was $2.07, and diluted earnings per share was $2.05, compared to $1,099, $1.84 and $1.83 for the same period in 1999. The following table illustrates the change in net interest margin for the nine months ended September 30, 2000 and September 30, 1999.


                                                         2000                           1999
                                                         ----                           ----
                                              Average               Yield/   Average               Yield/
                                              Balance    Interest   Rate     Balance    Interest   Rate
                                              -------    --------   ----     -------    --------   ----
       Loans (taxable)                        $87,770    $  5,292    8.05%   $ 85,040   $  5,022   7.90%
       Loans (non-taxable)                        315          22    9.33%        846         45   7.11%
       Taxable investment securities            8,208         415    6.75%      7,519        372   6.61%
       Non-taxable investment securities        3,179         192    8.07%      4,042        233   7.71%
       Federal funds sold and other             1,243          56    6.02%        821         33   5.37%
                                              -------    --------            --------   --------
         Total interest earning assets       $100,715    $  5,977    7.93%   $ 98,268   $  5,705   7.76%
                                             ========                        ========

       Interest bearing demand deposits      $ 10,692    $     66     .82%   $ 11,581   $     90   1.04%
       Savings deposits                        19,028         413    2.90%     19,553        389   2.66%
       Time deposits less than $100,000        20,549         848    5.51%     20,263        843   5.56%
       Time deposits $100,000 and more         11,814         520    5.88%     11,385        441   5.18%
       Federal funds purchased                    276          13    6.29%        496         17   4.58%
       Other borrowings                        20,406         908    5.94%     18,006        790   5.87%
                                            ---------   ---------            --------  ---------
         Total interest bearing liabilities  $ 82,765    $ 2,768     4.47%   $ 81,284   $  2,570   4.23%
                                            =========                        ========

        Net Interest Income/Spread                       $  3,209    3.46%              $  3,135   3.53%
                                                         ========                       ========

        Net Interest Margin                                          4.26%                         4.27%

     Earning assets are presented on a fully taxable equivalent basis using a 34% tax rate, and average yields/rates are annualized.

     The two variables that have the most significant effect on the change in the net interest income are volume and rate. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. As illustrated in the following table, the Corporation had an increase in net interest income due primarily to loan growth and to increased interest rates.

Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

Change in Net Interest Income
(Dollars in thousands)                          2000 compared to 1999
                                               Volume      Rate    Total
                                               ------      ----    -----
Earning Assets
   Loans (taxable)                             $  163    $    107  $  270
   Loans (non-taxable)                            (34)         11     (23)
   Taxable investment securities                   35           8      43
   Non-taxable investment securities              (52)         11     (41)
   Federal funds sold and other                    19           4      23
                                               ------     -------   -----
    Total interest income                         131         141     272
Interest Bearing Liabilities
   Interest bearing demand deposits                (7)        (17)    (24)
   Savings deposits                               (11)         35      24
   Time deposits <$100,000                         12          (7)      5
   Time deposits $100,000 and >                    17          62      79
   Federal funds purchased                         (9)          5      (4)
   Other borrowings                               107          11     118
                                              -------     -------   -----
    Total interest expense                     $  109     $    89  $  198
                                              -------     --------  -----

   Net Interest Income                         $   22     $    52  $   74
                                              =======    ========   =====

   Earning assets are presented on a fully taxable equivalent basis using a 34% tax rate.

The provision for loan losses was $0 during the third quarter of 2000 compared to $15 for the same period of 1999. For the nine months ended September 30, the provision was $6 in 2000 compared to $33 in 1999. This decrease is consistent with the decline in non-performing loans.


Non interest income increased $64 or 48.12% during the third quarter of 2000 when compared to the third quarter of 1999. Increases in investment center income due to a higher volume of sales as well as increased service charge income and change in cash value on life insurance contributed to this increase. New service charges and fees have been implemented throughout the first nine months of 2000, which have enhanced earnings. For the nine months ended September 30, non interest income has increased $162 or 38.39% when compared to the similar period in 1999. This is a result of the same factors affecting the third quarter increase.

Non interest expense increased $27 or 4.62% when comparing the third quarter of 2000 to 1999. Most of this increase is a result of increased personnel costs for salaries and payroll taxes. This is partially offset by a decline in merchant expenses. For the nine months ended September 30, 2000 non interest expense increased $80 or 4.31% compared to the same period in 1999. Salaries and benefits increased $86 or 8.43% as some vacant positions have been filled in addition to normal salary increases. Decreases were realized in correspondent fees, data processing and depreciation due to continued efforts to control expenses.

The federal income tax provision for the third quarter of 2000 was $193, up $21 for the same period in 1999. Year-to-date the income tax provision has increased by $66 or 13.92%. This increase reflects a higher taxable income for 2000.

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

Sources of liquidity include federal funds sold, investment security maturities and principal payments. A net average balance of $1,781 in federal funds sold was maintained during the third quarter of 2000. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. During the first nine months of 2000, the Bank used this source of funding to offset security purchases to be used as collateral for public deposits and as a direct offset for a specific loan. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowing and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

At September 30, 2000 the securities available for sale were valued at $11,141. It is not anticipated that management will use these funds due to the optional sources that may be available.

Interest rate sensitivity management seeks to maximize net interest margin through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the "rate sensitive position" or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as "GAP" and its handling as "GAP Management". Throughout the third quarter of 2000, the results of the GAP analysis were within the Bank's policy guidelines. At September 30, 2000, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 39%.

The following table shows the Corporation's GAP position as of September 30, 2000. The Corporation has a liability sensitive position of approximately $38,869 within the one-year time horizon which indicates higher net interest income may be earned if rates decrease during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control.

Item 2. Management's discussion and analysis of financial condition and results of operations (continued))


GAP Measurement (Dollars in thousands)
                    0-30     31-90      2nd      3rd      4th      Annual     1-3       3-5     Over 5
                    Days      Days     Quarter  Quarter  Quarter   Total     Years     Years     Years     Total
                  --------  -------    ------- --------  -------  --------  --------  -------  --------  --------
Assets
------
Loans             $  5,778   $6,745    $1,157  $ 2,020   $1,928   $ 17,628  $  6,498   $8,523   $54,839  $  87,488

Allowance for
loan losses              -        -         -        -        -          -         -        -         -     -1,068

Investments          1,757      516     1,023    1,018        -      4,314     5,273    1,905       823     12,315


Short-term
Investments          3,350        -         -        -        -      3,350         -        -         -      3,350

Other non-
earning assets           -        -         -        -        -          -         -        -         -      8,620
                  --------  -------    ------  -------   ------   --------  --------  -------  --------  ---------

  Total           $ 10,885  $ 7,261    $2,180  $ 3,038   $1,928   $ 25,292  $ 11,771  $10,428  $ 55,662  $ 110,705
                  ========  =======    ======  =======   ======   ========  ========  =======  ========  =========

Liabilities
Non interest
bearing
deposits          $      -  $     -    $    -  $     -   $    -   $      -  $      -  $     -   $     -  $  10,384

Interest
bearing
deposits            37,186    7,429     4,446    3,088    4,788     56,937     4,793    1,014       152     62,896

Long-term
FHLB
borrowings           1,000    2,632     1,092    1,500    1,000      7,224    12,075    3,250       922     23,471

Other
liabilities              -        -         -        -        -          -         -        -         -      1,412

Capital                  -        -         -        -        -          -         -        -         -     12,542
                  -------- --------  -------- -------- --------  --------- ---------  -------   -------  ---------

  Total           $ 38,186 $ 10,061  $  5,538 $  4,588 $  5,788  $  64,161  $ 16,868  $ 4,264    $1,074  $ 110,705
                  ======== ========  ======== ======== ========  ========= =========  =======   =======  =========


GAP               $-27,301 $ -2,800  $- 3,358 $- 1,550 $- 3,860  $- 38,869  $- 5,097 $  6,164   $54,588

Cumulative
GAP               $-27,301 $-30,101  $-33,459 $-35,009 $-38,869  $- 38,869  $-43,966 $-37,802   $16,786


GAP ratio              29%      72%       39%      66%      33%        39%       70%     245%     5183%



Item 2. Management's discussion and analysis of financial condition and results of operations (continued)

     Capital Resources (Dollars in thousands, except per share amounts)


     The Corporation's capital adequacy is reviewed continuously to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders' equity, excluding the net unrealized gain on securities available for sale, net of tax, increased $702 or 5.95% to $12,497 for the first nine months of 2000. This represents 11.29% of total assets. At September 30, 1999, the similar ratio of shareholders' equity to total assets was 11.16%. Dividends declared per common share for the nine months ended September 30 increased by 10.71% to $.93 per share in 2000 compared to $.84 in 1999.

     Regulators established "risk-based" capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk based and total assets based on perceived risk in asset categories and certain off-balance-sheet items, such as loan commitments and standby letters of credit. On September 30, 2000, the Bank has a "risk-based" total capital to asset ratio of 18.56%. The ratio exceeds the requirements established by regulatory agencies as shown below.


                                                     Minimum Required
     (Dollars in thousands)                            For Capital       Under Prompt Corrective
     September 30, 2000               Actual        Adequacy Purposes       Action Regulations
                                      ------        -----------------      ------------------
                                 Amount     Ratio    Amount     Ratio       Amount     Ratio
     Total capital
       (to risk weighted assets) $ 13,327   18.56%   $ 5,744    8.00%      $  7,180    10.00%
     Tier 1 capital
       (to risk weighted assets)   12,427   17.31      2,872    4.00          4,308     6.00
     Tier 1 capital
       (to average assets)         12,427   11.60      4,284    4.00          5,354     5.00



     Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy. It is the opinion of management that capital and shareholders' equity is adequate and will continue to be so throughout 2000.

Item 3. Quantitative and qualitative disclosures about market risk
     Not required as Registrant meets requirements to be a small business filer.

Part II - Other Information

     Item 1.  Legal proceedings

     The Corporation is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended September 30, 2000.

     Item 2.  Changes in securities and use of proceeds


     During the nine months ended September 30, 2000, there weren't any changes in the Registrant's securities, relevant to the requirements of this section, that would cause any shareholder's rights to be materially modified, limited or qualified.

     Item 3.  Defaults upon senior securities

     No defaults have occurred involving senior securities on the part of the Registrant.

     Item 4.  Submission of matters to a vote of security holders


     The annual meeting of security holders of the Company was held April 27, 2000. Information concerning the matters brought to a vote of security holders is contained in the Company's Proxy Statement and Notice of Annual Meeting of Shareholders held April 27, 2000, as previously filed. There have been no further matters submitted to a vote of the Registrant's security holders during the nine months ended September 30, 2000.

     Item 5.  Other information

     None.

     Item 6.  Exhibits and reports on Form 8-K

      1.   Exhibits required by Item 601 of Regulation S-K
           See Index to Exhibits on page 17.

      2. Reports on Form 8-K No reports on Form 8-K were filed for the three months ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CAPITAL DIRECTIONS, INC.



     Date:  November 7, 2000          By:      /s/     Timothy Gaylord
            ----------------          ---------------------------------
                                               Timothy Gaylord
                                               President


     Date:  November 7, 2000          By:      /s/      Lois A. Toth
            ----------------          ---------------------------------
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