Form 10-K405
period 2000-12-31
CAPITAL DIRECTIONS INC
filed 2001-03-29
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
              Of The Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 2000      Commission file number 33-20417
                          -----------------                             --------

                            Capital Directions, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Michigan                                            38-2781737
---------------------------              ---------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

322 South Jefferson St., Mason, Michigan                     48854-0130
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (517) 676-0500
                                                             --------------

Securities registered pursuant to Section 12 (b) of the act: NONE
                                                             ----

Securities registered pursuant to Section 12 (g) of the act: NONE
                                                             ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.     Yes   X         No
                ------------   ------------

Indicate by check mark if disclosure of delinquent filer pursuant to item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant estimates that as of March 1, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17,639,324. This is based on a market price of $38.1875 per share for the Registrant's stock as of that date.

As of March 1, 2001 the registrant had outstanding 598,056 shares of common stock having a par value of $5 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the Year Ended December 31, 2000 (Form 10-K,
Part I, Part II, Part III, and Part IV)



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

Mason State Bank purchased Lakeside Insurance Services, Inc. in 1994 to take advantage of the expanded insurance powers granted to banks in 1994. Lakeside is licensed in Michigan to sell life, accident and health, multiple line property and casualty insurance and variable annuity contracts.

The Registrant has no substantial assets except the investments in Mason State Bank. The Registrant and its primary subsidiary, Mason State Bank, operate in the banking industry, which accounts for substantially all of their assets, revenues and operating income. Further discussion of the operations of the Registrant and its subsidiaries is discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report to the Shareholders, incorporated herein by reference. The Registrant's primary competition is substantially the same as Mason State Bank's as discussed below.

The Bank was organized in 1886 under the laws of Michigan and is subject to the Michigan Banking Code of 1969. It is insured by the Bank Insurance Fund through the Federal Deposit Insurance Corporation. The Bank is regulated by the Michigan Office of Financial and Insurance Services and the Federal Deposit Insurance Corporation. The Federal Reserve Board regulates the Registrant. The Bank's Principal office is located at 322 South Jefferson Street, Mason, Michigan. It operates branches at 661 North Cedar Street, Mason, Michigan and at 810 W. Bellevue, Leslie, Michigan.

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

The Bank has full and part-time employees (36 full-time equivalents) and owns its main office and Cedar Street office. The facility in Leslie is operated under a lease agreement. The Bank operates primarily within Ingham County. Competing with the Bank in Ingham County are several other commercial banks and financial institutions, some of which have significantly greater total resources than the Bank.

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


                                                               2000                                      1999
                                              ----------------------------------     -----------------------------------
                                              Average                     Yield/     Average                      Yield/
                                              Balance      Interest        Rate      Balance       Interest        Rate
                                              -------      --------        ----      -------       --------        ----
                                                                       (Dollars in thousands)
ASSETS
------
Loans, including fees(1)                      $ 87,270      $  7,029       8.05%     $ 85,738      $  6,750       7.87%
Loans, non-taxable(2)                              381            34       8.92           659            48       7.28
Taxable investment
  securities                                     8,854           600       6.78         7,588           503       6.63
Non-taxable investment
  securities(2)                                  3,109           252       8.11         3,859           300       7.77
Federal funds sold and
  other                                          2,257           141       6.25           798            42       5.26
                                              --------      --------                 --------      --------
Total earning assets(2)                        101,871         8,056       7.91%       98,642         7,643       7.75%

Cash and due from                                2,570                                  2,768
  banks
Other assets, net                                2,739                                  2,934
                                              --------                               --------
Total non interest
  earning assets                                 5,309                                  5,702
                                              --------                               --------
Total assets                                  $107,180                               $104,344
                                              ========                               ========
LIABILITIES
-----------
Interest bearing
  demand deposits                             $ 10,426            83       0.80%     $ 11,603           116       1.00%
Savings deposits                                18,963           553       2.92        19,380           522       2.69
Time deposits under
  $100,000                                      20,559         1,148       5.58        20,176         1,111       5.51
Time deposits of
  $100,000 or more                              12,088           722       5.97        11,568           603       5.21
Federal funds purchased                            206            13       6.31           442            20       4.52
Other borrowings                                21,447         1,279       5.96        18,240         1,068       5.86
                                              --------      --------                 --------       -------

Total interest bearing
  liabilities                                   83,689         3,798       4.54%       81,409         3,440       4.23%
                                                            --------                                -------

Demand deposits                                  9,842                                  9,977
Other liabilities                                1,227                                  1,481
Shareholders' equity                            12,422                                 11,477
                                              --------                               --------
Total non-interest
  bearing liabilities and
  equity                                        23,491                                 22,935
                                              --------                               --------
Total liabilities and
  equity                                      $107,180                               $104,344
                                              ========                               ========

Net interest income                                         $  4,258                                $ 4,203
                                                            ========                                =======
Net yield on interest
  earning assets(2)                                                        4.18%                                  4.26%
                                                                          =====                                  =====


         (1) Average balances for loans include non-accrual loans. The inclusion of non-accrual loans and fees does not have a material effect on either the average balance or the average interest rate.

         (2) Interest on non-taxable investment securities and non-taxable loans is reflected on a fully tax equivalent basis using an effective tax rate of 34%.

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Differential (continued)

         (C) The following table summarizes the changes in interest income (on a fully taxable equivalent basis) and interest expense resulting from changes in volume and changes in rates:


        (Dollars in thousands)
                                                2000 Compared to 1999                   1999 Compared to 1998
---------------------------------------------------------------------------------------------------------------------
Change due to:                          Volume(1)     Rate(1)        Total       Volume(1)       Rate(1)       Total

Earnings assets
  Loans                                 $   122       $   157       $   279       $ 1,366       $  (462)      $   904
  Loans, nontaxable (2)                     (23)            9           (14)           12            12            24
  Taxable investment securities              88             9            97          (162)           10          (152)
  Non tax investment securities (2)         (60)           12           (48)          (15)           (9)          (24)
  Federal funds sold and other               87            12            99           (90)           (9)          (99)
                                        -------       -------       -------       -------       -------       -------
Total interest income(2)                $   214       $   199       $   413       $ 1,111       $  (458)      $   653

Interest bearing liabilities:
  Interest bearing demand deposits      $   (11)      $   (22)      $   (33)      $    19       $   (59)      $   (40)
  Savings deposits                          (11)           42            31            50           (50)           --
  Time deposits under 100,000                21            16            37           (43)          (64)         (107)
  Time deposits $100,000 or more             28            91           119            75           (48)           27
  Federal funds purchased                   (13)            6            (7)           20            (1)           19
  Other borrowings                          191            20           211           436           (20)          416
                                        -------       -------       -------       -------       -------       -------
Total interest expense                  $   205       $   153       $   358       $   557       $  (242)      $   315

Net interest income(2)                  $     9       $    46       $    55       $   554       $  (216)      $   338
---------------------------------------------------------------------------------------------------------------------


             (1) The change in interest due to both volume and rate has been allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.
             (2) Interest on tax-exempt investment securities and loans is based on a fully taxable equivalent basis using an effective tax rate of 34%.

II.      Investment Portfolio

         (A) A table of carrying values of the investment portfolio as of December 31, 2000 and 1999 is set forth in Note 3 on pages 18 and 19 of the 2000 Annual Report to Shareholders. Such information is incorporated herein by reference.
         (B) The following table shows the relative maturities and weighted yields of investment securities at December 31, 2000: (dollars in thousands)


                                                              Available-For Sale
                                                              -----------------
                                          1 Year or less    1 Year - 5 Years   5 Years - 10 Years     After 10 Years
                                          Amount    Yield    Amount    Yield    Amount    Yield    Amount      Yield
                                          ------    -----    ------    -----    ------    -----    ------      -----
         U.S. Government                  $   --     0.00%  $   504    6.66%   $    --     0.00%   $    --     0.00%
         U.S. Government agencies (1)      1,293     5.95     4,491    6.46         --     0.00        731     7.52
         State and political
          subdivisions  (2)                  961     5.13     1,106    9.48      1,068     7.90        473     5.91
         Corporate securities (1)          2,011     6.15     3,032    7.21         --     0.00         --     0.00
                                          ------            -------            -------             -------

             Total                        $4,265     5.86%  $ 9,133    7.09%   $ 1,068     7.90%   $ 1,204     6.89%
                                          ======            =======            =======             =======

         (1) Mortgage Backed securities and Corporate securities, as reflected in the above schedules consider anticipated prepayments and calls.
         (2) Weighted average yield is adjusted to a taxable equivalent basis using a federal income tax rate of 34 percent.

         (C) The Registrant held no investment securities of a single issuer, except U.S. Government Agency securities, in an amount greater than ten percent of shareholders' equity as of December 31, 2000.

III.     Loan Portfolio
         (A) A table of loans outstanding as of December 31, 2000 and 1999 is set forth in Note 4 on page 19 of the 2000 Annual Report to Shareholders. Such information is incorporated herein by reference.

             The loan portfolio is systematically reviewed and the results reported to the Board of Directors of the Registrant. The purpose of these reviews is to assist in assuring proper loan documentation, to provide for the early identification of potential problem loans and to help ensure the adequacy of the allowance for loan losses.

         (B) The following table sets forth the remaining maturity of loans outstanding (excluding real estate mortgages, installment and lease financing) at December 31, 2000, according to scheduled payments of principal (in thousands) and considering the banks "rollover policy."(1)


             (In thousands)
                                   1 Year       1 Year -      After
                                   or less      5 Years      5 Years      Total
                                   -------      -------      -------      -----
             Commercial and
               agricultural        $ 2,103      $ 1,840      $ 2,095     $ 6,038
                                   =======      =======      =======     =======

             The following table sets forth commercial and agricultural loans due after one year, which have predetermined interest rates and/or adjustable interest rates at December 31, 2000.


             (In thousands)
                                               Fixed         Adjustable
                                                Rate            Rate         Total
                                               ------        --------       -------
             Due after one but within five
                 years                         $ 1,063       $    777       $ 1,840
             Due after five years                1,087          1,008         2,095
                                               -------       --------       -------

                  Total                        $ 2,150       $  1,785       $ 3,935
                                               =======       ========       =======

              (1) The "rollover policy" is to generally write terms of these loans for a shorter time than the expected payments. The purpose of this is to re-evaluate the term and credit of the respective borrower. We estimate that this happens on approximately 80% of these borrowings and is reflected as such in this schedule.

         (C). Risk Elements

              (1). Nonaccrual, Past Due, Impaired and Restructured Loans.
                   A table and discussion of nonaccrual, past due, impaired and restructured loans for the years ended December 31, 2000 and 1999 is in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9 under Provision and allowance for loan losses, Note 1 under "Loans" and "Allowance for Loan Losses" on pages 17 and 18 and in
                   Note 5 "Allowance For Loan Losses" on page 19 in the 2000 Annual Report to Shareholders. Such information is incorporated herein by reference.

                   There were no nonaccrual loans reported for the year ended December 31, 2000.

              (2). Potential Problem Loans
                   There are no material loans that are current as to which management has serious doubts as to the ability of the borrower to comply with the loan repayment terms, or which are expected to need adjustments in their repayment terms, or which are believed to require additional reserves in the allowance for loan losses.

              (3). Foreign Outstandings
                   There were no foreign outstandings as of December 31, 2000.

              (4). Loan Concentrations
                   There were no concentrations of loans exceeding 10% of total loans that have not been already disclosed as a category at December 31, 2000.

         (D). Other Interest Bearing Assets

                   As of December 31, 2000, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of the loan portfolio listing if such assets were loans other than $133,000 held as other real estate.

IV.      Summary of Loan Loss Experience

         (A). The following table sets forth loan allowance balances and summarizes changes in the allowance for loan losses for each of the three years ended December 31.

                    Analysis of the Allowance For Loan Losses


              (Dollars in thousands)                  2000               1999               1998
                                                      ----               ----               ----
         Balance, beginning of period              $  1,055           $  1,011           $  1,035

         Loans charged-off
           Commercial and agricultural                  (15)                --                 --
           Real estate-construction                      --                 --                 --
           Real estate-mortgages                         --                 --                 --
           Lease financing                               --                 --                 --
           Installment and others                       (12)               (37)               (30)
                                                   --------           --------           --------
             Total                                      (27)               (37)               (30)

         Recoveries of loans charged-off
           Commercial and agricultural                   --                 --                  3
           Real estate-construction                      --                 --                 --
           Real estate-mortgages                         --                 --                 --
           Lease financing                               --                 --                 --
           Installment and others                        19                 33                 26
                                                   --------           --------           --------
             Total                                       19                 33                 29
                                                   --------           --------           --------

         Net charge-offs                                 (8)                (4)                (1)

         Additions charged (credited)
         to operations                                    6                 48                (23)
                                                   --------           --------           --------

         Balance at end of period                  $  1,053           $  1,055           $  1,011
                                                   ========           ========           ========

         Average gross loans outstanding           $ 87,651           $ 86,397           $ 69,172
                                                   ========           ========           ========

         Ratio of net charge-offs(recoveries)
           during the period to average gross
           loans outstanding during the
           period                                      0.01%              0.00%              0.00%
                                                   ========           ========           ========

Further discussion of the provision and allowance for loan losses as well as non-performing and impaired loans is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9, Note 1 on pages 17 and 18 and Note 5 on page 19 in the 2000 Annual Report to the Shareholders, incorporated herein by reference.

IV.      Summary of Loan Loss Experience  (continued)


         (B) The following table presents an allocation for loan losses to the various loan categories at December 31:


                                                   2000                    1999
                                                       % of                     % of
              (Dollars in thousands)       Allowance   Loans to    Allowance    Loans to
                                            Amount    Total Loans    Amount   Total Loans
                                           -------    -----------  --------   -----------
              Commercial and agricultural  $   203        7.05%     $   157       5.91%
              Real estate-mortgages            368       88.64          438      88.96
              Installment and other             36        4.31           34       5.13
              Unallocated                      446         N/A          426        N/A
                                           -------     -------      -------    -------
                  Total                    $ 1,053      100.00%     $ 1,055     100.00%
                                           =======     =======      =======    =======

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

              On a predetermined basis, a Loan Loss Allowance Model (LLAM) is completed quarterly for the Bank. The results of the LLAM provide a consistent management tool for quantifying the amount of risk in the loan portfolio. This LLAM computes a suggested allowance balance to be compared to the actual allowance for loan losses. The difference between the suggested and actual allowance is monitored and maintained at an amount considered reasonable to provide for potential losses inherent in the portfolio.

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

              When economic conditions or other factors warrant, a qualitative factor is applied against all loan categories. Management declared that such a factor be instituted for 2000 and 1999 given the unprecedented nine year expansion of the United States economy and the expectation of a reversal of this trend in the near future. The factor applied to the current outstanding of all loan balances is equal to the eight year average of net charge-offs to average loans for the eight year period prior to the start of the current economic expansion (years 1984 through 1991).

              The allowance allocations above were deemed by management to be amounts reasonably necessary to provide for the inherent losses in the various loan categories as of December 31, 2000 and 1999.

V.       Deposits

         The following table sets forth average deposit balances and the weighted average rate paid for each of the two years ended December 31:


                                                         2000                  1999
         (Dollars in thousands)                         Average               Average
                                                  Balance      Rate     Balance     Rate
                                                  -------      ----     -------     ----
         Non interest-bearing demand deposits    $   9,842             $  9,977
         Interest-bearing demand deposits           10,426     0.80%     11,603      1.00%
         Savings deposits                           18,963     2.92      19,380      2.69
         Time deposits under $100,000               20,559     5.58      20,176      5.51
         Time deposits of $100,000 or more          12,088     5.97      11,568      5.21
                                                 ---------             --------
           Total                                 $  71,878     3.49%   $ 72,704      3.24%
                                                 =========             ========


         The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2000:


                (In thousands)
                Three months or less                           $  7,440
                Over three months through six months              3,191
                Over six months through one year                    757
                Over one year                                     1,508
                                                               --------
                  Total                                        $ 12,896
                                                               ========

         As of December 31, 2000 the registrant had no foreign deposits.

VI.      Return on Equity and Assets

         The following table presents the ratios for the year ended December 31:


                                                                 2000        1999
                                                                 ----        ----

         Net income to average total assets                      1.54%       1.44%
         Net income to average shareholders' equity             13.28       13.06
         Cash dividend payout ratio per share                   46.01       45.42
         Average shareholders' equity to average total assets   11.59       11.00

VII.     Short Term Borrowings - Not applicable

Item 2.  Properties

         The Bank owns the land on which the Main Office is located. The parcel measures 85' by 170' and bears the municipal address of 322 South Jefferson Street, Mason, Michigan. The permanent building, also owned by Mason State Bank, has approximately 6,800 square feet and includes banking facilities, storage and personnel lounge areas. This brick structure was built in the mid 1800's and has undergone several remodelings, the most recent of which is currently in progress. The building is in generally good condition. A parking area with spaces to accommodate 20 vehicles occupies part of the property; also on site are three drive-in banking stations which operate via remote monitors located within the banking facility.

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

         In October 1998, the Bank established an in-store branch located within the Felpausch Food Center, 810 W. Bellevue Street, Leslie, Michigan. The Bank entered into a lease arrangement and occupies 709 square feet of the southeast corner of the store. Prior to occupancy, this space was renovated to provide full service banking accommodations. Customer parking is readily available and maintained by Felpausch Food Center.

         The Registrant operates its business at the same address as Mason State Bank's main office. As of March 1, 2001, the Registrant owned no properties.

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

         The following sets forth certain information with respect to the Registrant's Executive Officers and Directors as of December 31, 2000.


                                           Position With            First Elected as an
         Name (Age)                          Registrant          Officer of the Registrant
         ----------                        -------------         --------------------------
         George A. Sullivan (68)           Chairman                        1988
         Gerald W. Ambrose (51)            Vice Chairman                   1994
         Timothy P. Gaylord (46)           President and C.E.O.            1995
         Douglas W. Dancer (60)            Secretary                       1990
         Lois A. Toth (50)                 Treasurer                       1998


         Mr. Sullivan is a Director of the Registrant and Chairman of the Board of Directors of Mason State Bank.
         Mr. Ambrose is a Director of the Registrant and Vice Chairman of the Board of Directors of Mason State Bank.
         Mr. Gaylord is a Director of the Registrant and President and Chief Executive Officer of Mason State Bank.
         Mr. Dancer is a Director of the Registrant and Secretary of the Board of Directors of Mason State Bank.
         Ms. Toth is Vice President, Controller and Cashier of Mason State Bank.

                                     PART II

         I. The information required by this item appears in the Capital Directions, Inc. Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference, as follows:


                                                                           Pages in 2000
                                                                           Annual Report
                                                                           -------------
         Item 5.     Market for Registrant's Common Equity and Related
                     Stockholder Matters                                        4

         Item 6.     Selected Financial Data                                    6

         Item 7.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operation               7-11

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

         Item 9.     Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure                          None


                                    PART III


Item 10.   Directors and Executive Officers of the Registrant


                                     Principal Occupation For                 Amount and Nature
                                         Last Five Years            Director     of Beneficial      Percent
Name                          Age           Or More                 Since (1)    Ownership (2)      of Class
----                          ---           -------                 --------- ----------------      --------
Gerald W. Ambrose              51   County Controller for the          1990           972               (3)
                                    County of Ingham; Vice
                                    Chairman of the Board,
                                    Mason State Bank and the
                                    Company

Douglas W. Dancer              60   Realtor, CB Richard Ellis Martin;  1986        18,897             3.16
                                    Former President, Dancer's Inc.
                                    Department Stores; Secretary
                                    of the Board, Mason State
                                    Bank and the Company

Timothy P. Gaylord            46    President & Chief Executive        1995         6,880             1.15
                                    Officer of Mason State Bank
                                    and the Company

Paula J. Johnson               54   Realtor, Vision Real Estate and    1996           350               (3)
                                    Developer, PAL, LLC i.e.: Vision
                                    Village Condominiums

James W. Leasure               50   Owner, Paul's Marathon, Inc.       2000         7,737             1.29
                                    and Showtime, Inc.

Marvin B. Oesterle             49   Partner, Golden Acres Farms        1981         3,934               (3)
                                    and Oesterle Brothers
                                    Seed Corn

George A. Sullivan             68   Attorney; Chairman of the          1975         2,120               (3)
                                    Board, Mason State Bank and
                                    the Company

Seven directors as a group                                                         40,890             6.84

         (1) Includes service as a director of the Company's wholly-owned subsidiary, Mason State Bank (the "Bank"). The Company was organized in 1988 to act, inter alia, as a holding company for Mason State Bank, and the Bank's directors became directors of the Company.
         (2) Includes shares owned by or jointly with spouse, or minor child, or other relative residing in same household, or as trustee.
         (3) Less than one percent.

Reference is made to Additional Item -- Executive Officers under Part I, Item 4, of this Form 10-K report on page 11.

     Item 11.   Executive Compensation

     Each director of the Company is entitled to receive an annual retainer of $7,595. In lieu of payment of director fees, certain directors have elected to participate in a deferred compensation plan adopted in 1986. The plan was closed to new participants May 18, 1996. Douglas W. Dancer, Marvin B. Oesterle, and George A. Sullivan elected to participate in the plan which provides for retirement and death benefits to be paid to the participating directors or their beneficiaries over fifteen years. Deferred director fees are used to purchase life insurance policies of which the Bank is the owner and beneficiary. These life insurance policies are structured to fully fund the Bank's obligation under the terms of the plan.


                       COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth compensation paid by the Company and its subsidiaries during the fiscal year ended December 31, 2000 to the Company's Chief Executive Officer. There were no executive officers, other than the CEO, whose combined salary and bonus exceeded $100,000.


                           SUMMARY COMPENSATION TABLE


                                                                      Long-Term Compensation
                                  Annual Compensation                 Awards
       Name and                                                                         All Other
Principal Position          Year    Salary($)(1)  Bonus ($)       Options (#)(2)   Compensation ($)(3)
------------------          ----    ------------  ---------       --------------   -------------------
Timothy P. Gaylord           2000   $   121,240    $  22,000             2,000          $  11,603
President and CEO            1999   $   114,509    $  20,000             2,000          $   8,300
                             1998   $   108,169    $  13,200             2,000          $   7,750

     (1) Includes director's fees of $7,303 for 2000; $7,022 for 1999; and $6,752 for 1998.

     (2) The amounts shown represent the number of shares covered by stock options granted under the Capital Directions, Inc. Incentive Stock Option Plan as more fully described in the Option Grants in Last Fiscal Year table set forth on the following page.

     (3) "All Other Compensation" is comprised of the following items: The Bank entered into a lease agreement on a vehicle for Mr. Gaylord's use. The income benefit to Mr. Gaylord for 2000 was $2,628. A contribution by the Bank to the Bank's 401(k) Plan for $8,975 for 2000; $8,300 for 1999; and $7,750 for 1998.

     The following table presents information about stock options granted to the named executive officer during 2000 under the Capital Directions, Inc. Incentive Stock Option Plan (the "Stock Option Plan").

                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants


                                                                                      Potential Realizable
                                                                                        Value at Assumed
                            Number of        % of Total                               Annual Rates of Stock
                            Securities         Options       Exercise                   Price Appreciation
                            Underlying       Granted to       or Base                   for Option Term (2)
                              Options          Employees       Price     Expiration
     Name                  Granted (#)(1)   in Fiscal Year    ($/Sh)         Date        5%($)     10%($)
     ----                  --------------   --------------   --------        ----        -----------------
     Timothy P. Gaylord         2,000            40.00         41.50       2/17/10       52,198    132,281

     (1) The amounts shown are shares of the Company's Common Stock covered by options granted under the Stock Option Plan. The vesting of Stock Options does not start until two years from the date of grant, February 17, 2000. The options vest over 3 years, with one-third of the covered shares becoming part of the exercisable portion each of the three years.

     (2) The potential realizable value is reported net of the option exercise price, but before income taxes associated with exercise. These amounts represent assumed annual compounded rates of appreciation of five percent and ten percent from the date of grant to the end of the option. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's Common Stock, overall stock market conditions, and the optionees' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

     The following table presents the number of shares covered by, and the value of, unexercised options held by the named executive officer at December 31, 2000. No options were exercised by the named executive officer during 2000.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                            Number of             Value of
                                                     Securities Underlying   Unexercised In-the-
                                                      Unexercised Options       Money Options
                              Shares                    at FY-End (#)(1)       at FY-End ($)(2)
                           Acquired on      Value         Exercisable/          Exercisable/
     Name                  Exercise (#)   Realized $      Unexercisable         Unexercisable
     ----                  ------------   ----------      -------------         -------------
     Timothy P. Gaylord         0             0            4,901/5,999            79,661/6,239

     (1) On March 18, 1999, the Company's Board of Directors, with the consent of each grantee, voted to rescind all outstanding SARs, which had been previously granted under the Company's Incentive Stock Option Plan.

     (2) The value shown is based upon the market bid price at December 31, 2000 of $36.25 net of the option exercise price.

                              EMPLOYMENT AGREEMENT

         The Company has entered into an agreement with Mr. Gaylord relating to his employment by the Company and the Bank. This agreement is summarized below. This summary is not intended to be complete and is qualified in its entirety by reference to the agreement.

         The agreement among Mr. Gaylord, the Company, and the Bank (the "Agreement") provides that Mr. Gaylord will be employed by the Company and the Bank as their President and Chief Executive Officer. The Agreement was automatically renewed in 2000 for a one-year period ending September 30, 2001 and is subject to automatic renewals of one-year periods unless terminated in accordance with the Agreement. The Agreement provided an annual salary rate for 1995 of $85,000, subject to adjustment by the Board of Directors in subsequent years during the term of the Agreement. During 2000 Mr. Gaylord's salary was $113,937. Mr. Gaylord is also entitled to customary employee benefits and perquisites. The Agreement provides that in the event of a change in control of the Company or the Bank, if Mr. Gaylord's employment is involuntarily terminated, or if Mr. Gaylord's status and compensation are reduced without cause within one year of the change in control, Mr. Gaylord shall be entitled to payment of an amount equal to his annual salary. The Agreement provides that the Company and the Bank may terminate Mr. Gaylord's employment at any time for cause without further obligation to compensate Mr. Gaylord. The Agreement broadly defines cause to generally include, among other things, misfeasance, malfeasance, and nonfeasance of Mr. Gaylord's duties and breach of the Agreement. The Agreement further provides that Mr. Gaylord shall not, for a period of one year after Mr. Gaylord's last day of employment, provide financial services or otherwise compete with the business of the Company and the Bank in the City of Mason, Michigan and a three mile radius surrounding it. Further, Mr. Gaylord shall not during that one year period solicit customers of the Bank and its affiliates or solicit for hire any then current Bank or Company employees or contact them for the purpose of inducing them to leave the Bank or Company. The Agreement also requires Mr. Gaylord to maintain the confidentiality of certain information and trade secrets of the Company and the Bank following the termination of his employment.

         Item 12.    Security Ownership of Certain Beneficial Owners and
                     Management

                             PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information, as of March 1, 2001, as to the Common Stock beneficially owned by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock:


                                Name and Address         Amount and Nature       Percent
         Title of Class        of Beneficial Owner    of Beneficial Ownership    of Class
         --------------        -------------------    -----------------------    --------
         Common Stock,         June M. Oesterle Trust           54,586 (1)        9.13%
         $5 par value          Lyle M. Oesterle Trust
                               1975 Okemos Road
                               Mason, MI  48854

         Common Stock,         Colin J. Fingerle Trust          37,343            6.24%
         $5 par value          2505 Londonderry Road
                               Ann Arbor, MI  48104

             (1) Total of shares owned by both the June M. Oesterle Trust of which June M. Oesterle is the sole Trustee and the Lyle M. Oesterle Trust of which Lyle M. Oesterle, spouse of June M. Oesterle, is sole Trustee.

         In addition, reference is made to Directors - under Part III, Item 10, of this Form 10-K report on page 13.


         Item 13.    Certain Relationships and Related Transactions

         Directors and officers of the Company and their associates were customers of, and had transactions with, subsidiaries of the Company in the ordinary course of business during 2000. All loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

         The information appearing in Note 4 on page 19 of the Notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders is incorporated by reference in response to this item.

                                     PART IV

         Item 14.    Exhibits, Financial Statement Schedules, and Reports on
                     Form 8-K

           (a). The following documents are filed as part of this report:

                1. The following consolidated financial statements of Capital Directions, Inc. included in the 2000 Annual Report to Shareholders for the year ended December 31, 2000, are incorporated herein by reference in Item 8:



                                                                       Page in 2000
                                                                       Annual Report
                                                                       -------------
                     Consolidated balance sheets -
                         December 31, 2000 and 1999                           13

                     Consolidated statements of income for the years
                         ended December 31, 2000, 1999 and 1998               14

                     Consolidated statements of cash flows for the years
                         ended December 31, 2000, 1999 and 1998               15

                     Consolidated statements of changes in shareholders'
                         equity for the years ended December 31, 2000,
                         1999 and 1998                                        16

                     Notes to consolidated financial statements               17 - 24

                     Report of Independent Auditors                           12

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

                      (13) Annual Report to Shareholders for the year ended
                           December 31, 2000 (filed herewith).

                      (22) Subsidiaries of registrant (previously filed as
                           Exhibits included in Capital Directions, Inc.'s 1988 10-K report dated March 29, 1989)

                      (23) Consents of experts. Consent of Crowe, Chizek and
                           Company LLP.


                 (b). Reports on Form 8-K

                      No reports of Form 8-K were filed during the last quarter of the year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.


CAPITAL DIRECTIONS, INC.


       /s/ Timothy P. Gaylord            Timothy P. Gaylord
-------------------------------          (President and Chief Executive Officer)

       /s/ Lois A. Toth                  Lois A. Toth
-------------------------------          (Treasurer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities indicated on March 23, 2001.

       /s/ George A. Sullivan            George A. Sullivan
-------------------------------          Chairman of Board of Directors

       /s/ Gerald W. Ambrose             Gerald W. Ambrose
-------------------------------          Vice Chairman of Board of Directors

       /s/ Douglas W. Dancer             Douglas W. Dancer
-------------------------------          Secretary of Board of Directors

       /s/ Timothy P. Gaylord            Timothy P. Gaylord
-------------------------------          President and Chief Executive Officer

       /s/ Marvin B. Oesterle            Marvin B. Oesterle
-------------------------------          Director

       /s/ Paula Johnson                 Paula Johnson
 ------------------------------          Director

       /s/ James W. Leasure              James W. Leasure
-------------------------------          Director

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

         13 Annual Report to Shareholders for the year ended December 31, 2000 (filed herewith).

         22 List of Subsidiaries (Incorporated herein by reference to Exhibit 22 to Registrants' Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

         23     Consents of experts. Consent of Crowe, Chizek and Company LLP.