Form 10-Q
period 2001-03-31
CAPITAL DIRECTIONS INC
filed 2001-05-14
CIK 830157

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of The Securities Exchange Act of 1934




For the quarter ended   March 31, 2001   Commission file number   33-20417
                     --------------------                      -----------------


                            Capital Directions, Inc.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


         Michigan                                       38-2781737
---------------------------              ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


322 South Jefferson St., Mason, Michigan                     48854-0130
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:          (517) 676-0500
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

As of April 27, 2001 the registrant had outstanding 598,056 shares of common stock having a par value of $5 per share.

                            CAPITAL DIRECTIONS, INC.
                               INDEX TO FORM 10-Q

                                                                                         Page
PART I - FINANCIAL INFORMATION                                                          Number
------------------------------                                                          ------
   Item 1. Financial Statements

           Consolidated Balance Sheets
           March 31, 2001 and December 31, 2000.........................................   1

           Consolidated Statements of Income for the Three Months
           Ended March 31, 2001 and 2000................................................   2

           Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2001 and 2000................................................   3

           Consolidated Statements of Comprehensive Income
           for the Three Months Ended March 31, 2001 and 2000...........................   4

           Notes to Interim Consolidated Financial Statements...........................   5-8

   Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................................   8-13

   Item 3  Quantitative and Qualitative Disclosures About Market Risk...................   13

PART II - OTHER INFORMATION
---------------------------

   Item 1  Legal Proceedings............................................................   13

   Item 2  Changes in Securities and Use of Proceeds....................................   13

   Item 3  Defaults Upon Senior Securities..............................................   13

   Item 4  Submission of Matters to a Vote of Security Holders..........................   14

   Item 5  Other Information............................................................   14

   Item 6  Exhibits and Reports on Form 8-K.............................................   14

   Item 7  Signatures...................................................................   15

           Index to Exhibits............................................................   16

PART I - FINANCIAL INFORMATION

                            CAPITAL DIRECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

                                                                        March 31,       December 31,
                                                                          2001              2000
                                                                          ----              ----
                                                                       (Unaudited)
ASSETS
    Cash and non interest bearing deposits                             $   2,014          $  2,603
    Interest bearing deposits                                                 51                58
    Federal funds sold                                                     4,635             5,905
                                                                       ---------          --------
        Total cash and cash equivalents                                    6,700             8,566
    Securities available for sale                                         14,479            15,670
    Federal Home Loan Bank (FHLB) stock                                    1,967             1,967
                                                                       ---------          --------
    Total investment securities                                           16,446            17,637
    Loans held for sale                                                      898                 -
    Loans:
      Commercial and agricultural                                          5,482             6,038
      Installment                                                          3,703             3,688
      Real estate mortgage                                                75,932            75,923
                                                                       ---------          --------
          Total loans                                                     85,117            85,649
        Allowance for loan losses                                         (1,062)           (1,053)
                                                                       ---------         ---------
          Net loans                                                       84,055            84,596
    Premises and equipment, net                                            1,046               947
    Accrued income and other assets                                        3,247             3,277
                                                                       ---------         ---------
          Total assets                                                 $ 112,392         $ 115,023
                                                                       =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Deposits:
      Non interest bearing                                             $   9,640         $   9,885
      Interest bearing                                                    59,231            62,538
                                                                       ---------         ---------
        Total deposits                                                    68,871            72,423
    Long-term FHLB borrowings                                             28,746            28,339
    Other liabilities                                                      1,637             1,427
                                                                       ---------         ---------
        Total liabilities                                                 99,254           102,189
SHAREHOLDERS' EQUITY
    Common stock:  $5 par value, 1,300,000 shares authorized;
      598,056 shares outstanding at March 31, 2001 and
      December 31, 2000                                                    2,990             2,990
    Additional paid in capital                                             2,590             2,590
    Retained earnings                                                      7,329             7,126
    Accumulated other comprehensive income,
      net of tax of $118 as of March 31, 2001 and $66 as of
      December 31, 2000                                                      229               128
                                                                       ---------         ---------
          Total shareholders' equity                                      13,138            12,834
                                                                       ---------         ---------
            Total liabilities and shareholders' equity                 $ 112,392         $ 115,023
                                                                       =========         =========


See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
--------------------------------------------------------------------------------
(In thousands, except share and per share data)

                                                                          Three Months Ended
                                                                                March 31,
                                                                          2001             2000
                                                                          ----             ----
Interest and Dividend Income
    Interest and fees on loans                                         $   1,734        $   1,766
    Federal funds sold                                                        49                5
    Interest and dividends on investment securities:
      Taxable                                                                232              125
      Tax exempt                                                              39               43
      Other interest income                                                    -                1
                                                                       ---------        ---------
         Total interest income                                             2,054            1,940
Interest Expense
    Deposits                                                                 584              596
    Short term borrowings                                                      1                9
    Long-term borrowings                                                     409              285
                                                                       ---------        ---------
         Total interest expense                                              994              890
                                                                       ---------        ---------
Net Interest Income                                                        1,060            1,050
Provision for loan losses                                                      -                6
                                                                       ---------        ---------
Net interest income after provision for loan losses                        1,060            1,044
Non Interest Income
    Service charges on deposit accounts                                       79               70
    Other operating income                                                   105               91
                                                                       ---------        ---------
         Total non interest income                                           184              161
Non Interest Expense
    Salaries and employee benefits                                           376              374
    Premises and equipment                                                    83               78
    Other operating expense                                                  198              189
                                                                       ---------        ---------
         Total non interest expense                                          657              641
                                                                       ---------        ---------
Income before income tax expense                                             587              564
Income tax expense                                                           181              173
                                                                       ---------        ---------

Net Income                                                             $     406        $     391
                                                                       =========        =========

Average common shares outstanding                                        598,056          597,112
Basic earnings per common share                                        $    0.68        $    0.66
Diluted earnings per common share                                      $    0.67        $    0.65
Dividends per share of common stock, declared                          $    0.34        $    0.30

See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

(In thousands)

                                                                          Three Months Ended
                                                                                March 31,
                                                                          2001            2000
                                                                          ----            ----
Cash flows from operating activities
    Net income                                                         $     406        $     391
    Adjustments to reconcile net income to net cash from
    operating activities
       Depreciation                                                           31               28
       Provision for loan losses                                               -                6
       Net amortization (accretion) on securities                             (3)               1
       Loans originated for sale                                          (1,223)               -
       Proceeds from sale of loans originated for sale                       326                -
       Net gain on sales of loans originated for sale                         (1)               -
       Changes in assets and liabilities:
          Accrued interest receivable                                        (25)             (16)
          Accrued interest payable                                           (11)               2
          Other assets                                                         3               44
          Other liabilities                                                  221              140
                                                                       ---------        ---------
            Net cash from operating activities                              (276)             596

Cash flows from investing activities
    Securities available for sale:
       Purchases                                                               -             (536)
       Maturities, calls and principal payments                            1,347              149
    Net change in loans                                                      541            1,086
    Premises and equipment expenditures                                     (130)              (8)
                                                                       ---------        ---------
          Net cash from investing activities                               1,758              691

Cash flows from financing activities
    Net change in deposits                                                (3,552)          (1,416)
    Federal funds purchased                                                    -           (1,700)
    Proceeds from long-term FHLB borrowings                                3,000            2,500
    Repayment of long-term FHLB borrowings                                (2,593)          (1,090)
    Proceeds from shares issued upon exercise of stock options                 -               21
    Dividends paid                                                          (203)            (179)
                                                                       ---------        ---------
          Net cash from financing activities                              (3,348)          (1,864)
                                                                       ----------       ---------
Net change in cash and cash equivalents                                   (1,866)            (577)
Cash and cash equivalents at beginning of year                             8,566            3,151
                                                                       ---------        ---------
Cash and cash equivalents at March 31                                  $   6,700        $   2,574
                                                                       =========        =========

Supplemental disclosure of cash flow information
    Cash paid during the period for:
       Interest                                                        $   1,005        $     888
       Income taxes - federal                                          $     195        $     176

See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
               For the three months ended March 31, 2001 and 2000
--------------------------------------------------------------------------------
(In thousands)


                                                             Three Months Ended
                                                                  March 31,

                                                         2001                  2000
                                                         ----                  ----
Net income                                           $       406           $       391
Other comprehensive income (loss),
  net
     Unrealized holding gains (losses)
        on securities available for sale
        arising during period                                153                   (41)
     Tax effects                                             (52)                   14
                                                     -----------           -----------

Other comprehensive income (loss), net                       101                   (27)
                                                     -----------           -----------

Comprehensive income                                 $       507           $       364
                                                     ===========           ===========



See accompanying notes to consolidated financial statements.

                            CAPITAL DIRECTIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 2001 and December 31, 2000 and results of operations and cash flows for the three month periods ended March 31, 2001 and 2000.

2. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3. The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year end 2000, included in the Registrant's 2000 Annual Report on Form 10-K.

4. Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, historical performance, current economic conditions, current analyses of asset quality and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers' inability to comply with the original terms. As of March 31, 2001, non-performing loans totaled $126,000 or .15% of total loans. This represents a decrease of $11,000 from the $137,000 balance at December 31, 2000.

                                                               March 31,      December 31,
                  Non-performing Loans                           2001             2000
                  --------------------                           ----             ----
                  Non-accrual                                 $       -         $      -
                  90 days or more past due                      126,000          137,000
                  Renegotiated                                        -                -
                                                              ---------         --------
                       Total                                  $ 126,000         $137,000
                                                              =========         ========

                  Non-performing loans as a percent of:
                       Total loans                                  .15%             .16%
                       Allowance for loan losses                  11.86%           13.01%

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged-off, and additions or reductions to the allowance which have been charged or credited to expense.

                  (Dollars in thousands)                         Three           Twelve
                                                                 Months          Months
                                                                 Ended           Ended
                                                                March 31,     December 31,
                                                                  2001            2000
                                                                  ----            ----
                  Balance at beginning of period              $   1,053         $  1,055


                  Charge-offs                                        (7)             (27)
                  Recoveries                                         16               19
                                                              ---------         --------
                      Net (charge-offs) recoveries                    9               (8)
                  Additions (reductions) to allowance
                  for loan losses                                     -                6
                                                              ---------         --------

                  Balance at end of period                    $   1,062         $  1,053
                                                              =========         ========


    Average loans outstanding during the period               $  85,861         $ 87,651
                                                              =========         ========

    Loans outstanding at end of period                        $  85,117         $ 85,649
                                                              =========         ========

    Allowance as a percent of:
      Total loans at end of period                                1.25%             1.23%
                                                              ========          ========

      Non-performing loans at end of period                     842.86%           768.61%
                                                              ========          ========

    Net charge-offs as a percent of:
      Average loans outstanding                                    .00%              .00%
                                                              ========          ========

      Allowance for loan losses                                   (.85)%             .76%
                                                              =========         =========

Note 5. Earnings Per Share

A reconciliation of basic and diluted earnings per share for the three month period ending March 31 follows:

      (Dollars in thousands)                                      Three months ended
                                                                 2001             2000
                                                                 ----             ----
      Basic earnings per share:
        Net income                                              $   406         $    391
                                                                =======         ========

      Weighted average shares outstanding
          for basic earnings per share                          598,056          597,112
                                                                =======         ========

      Per share amount                                          $   .68         $    .66
                                                                =======         ========

      Diluted earnings per share:
        Net income                                              $   406         $    391
                                                                =======         ========

      Weighted average shares outstanding
          for basic earnings per share                          598,056          597,112

      Effect of dilutive securities-
        stock options                                             4,651            5,436
                                                                -------         --------
      Weighted average shares outstanding for
          diluted earnings per share                             602,707         602,548
                                                                ========        ========

      Per share amount                                          $    .67        $    .65
                                                                ========        ========

Note 6.  Stock Option Plan

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

      A summary of activity in the plan is as follows:

                                                                                                 Weighted
                                                                             Weighted          Average Fair
                                          Available                           Average            Value of
                                             For            Options          Exercise            Options
                                            Grant         Outstanding          Price             Granted
                                            -----         -----------          -----             -------
      Balance
        December 31, 2000                    16,593            20,207      $        30.19
      Granted                                (4,000)            4,000               40.00      $       2.75
                                        -----------       -----------
      Balance
        March 31, 2001                       12,593            24,207      $        31.81
                                        ===========       ===========      ==============

      For the options outstanding at March 31, 2001, the range of exercise prices was $12.75 to $41.50 per share with a weighted average remaining contractual term of 7.80 years. At March 31, 2001, 10,951 stock options were exercisable at a weighted average price of $23.43 per share. Had compensation cost for stock options been measured using SFAS No. 123, net income and earnings per share would have been the pro forma amounts indicated in the following table.

The proforma effect may increase in the future if more options are granted (in thousands, except per share data).

                                                      Three Months          Three Months
                                                          Ended                 Ended
                                                     March 31, 2001        March 31, 2000
                                                     --------------        --------------
Net income                                           $       406           $       391
Pro forma                                                    393                   388
Basic and diluted income per share:
  As reported basic                                  $          .68        $          .66
  Pro forma basic                                               .66                   .65
  As reported diluted                                           .67                   .65
  Pro forma diluted                                             .65                   .64

The pro forma effects are computed using option pricing models. For the options granted during the three months ended March 31, 2001 the following weighted average assumptions as of the grant date were utilized.

  Risk-free interest rate                                      4.95%
  Expected option life                                         5 years
  Expected stock price volatility                              3.90%
  Expected dividend yield                                      3.44%


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations provides additional information to assess the Consolidated Financial Statements of the Registrant and its wholly-owned subsidiaries. Capital Directions, Inc. is a one-bank holding company which commenced operations on July 22, 1988. This was facilitated by the acquisition of 100% of the outstanding shares of Mason State Bank in an exchange of common stock. The Company and its subsidiaries provide banking and financial services in the banking industry. Substantially all revenues and services are derived from banking products and services. The Bank's primary services include accepting retail deposits and making residential, consumer and commercial loans.

     The Company is not aware of any market or institutional trends, events or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein.

     Financial Condition  (In thousands)

     During the first quarter of 2001, the assets of the Company decreased $2,631 or 2.3% from December 31, 2000. This decrease resulted primarily from reduced securities balances due to maturities and lower cash supplies.

     Cash and cash equivalents have decreased $1,866 or 21.78% in the three-month period from December 31, 2000 to March 31, 2001. This is a result of a reduction of cash and non interest bearing deposits as well as Federal funds sold from declining deposits as discussed more fully below.

     Total outstanding loans have decreased $532 during the first quarter of 2001. This is a decrease of .62% from December 31, 2000. This decline has been due a lack of demand in the commercial loan portfolio. Real estate loans have increased slightly. In addition, $898 in 1-4 family residential loan are currently residing in the held-for-sale category and are anticipated to be sold within ninety days. During the first quarter of 2001, the Company decided to sell certain loans into the secondary market as part of its asset and liability management strategy to minimize the risk associated with the recent reduction in interest rates. Management will closely monitor this strategy in the near term.

     The allowance for loan losses increased $9 or .85% during the three month period ending March 31, 2001. At March 31, 2001 the allowance as a percent of outstanding loans was 1.25% compared to 1.23% at December 31, 2000. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses inherent in the portfolio.

     Total deposits have decreased $3,552 or 4.90% during the first quarter of 2001. This decline was concentrated in interest bearing accounts, with interest bearing demand and time deposits of $100,000 or greater showing the largest decline. This decline is primarily the result of customers seeking alternative deposit opportunities due to the declining rate environment.

     Total shareholders' equity increased $304 or 2.37% in the first quarter of 2001. This increase was comprised of net income of $406 and an increase in net unrealized gains on available for sale securities of $101, offset by dividends paid of $203. Book value per share was $21.97 at March 31, 2001 compared to $21.46 at December 31, 2000.

     Results of Operations (In thousands)

     For the first quarter of 2001, net income was $406, basic earnings per share was $.68, and diluted earnings per share was $.67, compared to $391, $.66, and $.65 for the same period in 2000. Average earning assets increased to $106,415 or 6.45% from March 31, 2000 to March 31, 2001. The average yield on earning assets increased to 7.93% for the quarter ended March 31, 2001 from 7.90% for the comparable time period in 2000. Average costs for rate related liabilities increased twenty-seven basis points to 4.59% at March 31, 2001 from 4.32% at March 31, 2000. Net interest margin decreased to 4.14% for the first three months of 2001 compared to 4.32% in the same period of 2000. This is a result of the rapidly falling rate environment. The Company is experiencing a declining margin related primarily to the change in the structure of earning assets. As loan demand declined during 2000, those funds were used to increase the securities portfolio, which tends to be at lower yields as compared to loans. The following table illustrates the change in net interest margin for the three months ended March 31, 2001 and March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                                                    2001                                     2000
                                                                    ----                                     ----
                                                    Average                      Yield/       Average                     Yield/
                                                    Balance      Interest(1)     Rate(1)      Balance     Interest(1)     Rate(1)
                                                    -------      -----------     -------      -------     -----------     -------
Loans (taxable)                                     $ 85,053        $1,722        8.21%       $85,550        $1,764         8.29%
Loans (non-taxable)                                      808            18        9.03            101             3        11.88
Taxable investment securities                         13,926           232        6.76          7,645           125         6.58
Non-taxable investment securities                      2,966            59        8.07          3,253            65         8.04
Federal funds sold and other                           3,662            49        5.43            417             6         5.79
                                                    --------        ------                    -------        ------
  Total interest earning assets                     $106,415        $2,080        7.93%       $99,966        $1,963         7.90%
                                                    ========                                  =======

Interest bearing demand deposits                    $  9,191        $   14         .63%       $11,226        $   25          .90%
Savings deposits                                      22,695           179        3.20         22,696           186         3.30
Time deposits <$100,000                               17,743           249        5.69         17,681           233         5.30
Time deposits $100,000 and more                        9,846           142        5.85         11,027           152         5.54
Federal funds purchased                                   28             1        6.07            620             9         5.82
Other borrowings                                      28,390           409        5.86         19,518           285         5.87
                                                    --------        ------                    -------        ------
  Total interest bearing liabilities                $ 87,893        $  994        4.59%       $82,768        $  890         4.32%
                                                    ========        ------                    =======        ------

Net Interest Income/Spread                                          $1,086        3.34%                      $1,073         3.58%
                                                                    ======                                   ======

Net Interest Margin                                                               4.14%                                     4.32%

      (1) Earning assets are presented on a fully taxable equivalent basis using a 34% tax rate, and average yields/rates are annualized.

The two variables that have the most significant effect on the change in the net interest income are volume and rate. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. As illustrated in the following table, the Company had an increase in net interest income due primarily to securities and fed funds growth as well as increased loan rates.

Change in Net Interest Income
(Dollars in thousands)

                                                                     2001 compared to 2000
                                                        Volume              Rate             Total
                                                        ------              ----             -----
     Earning Assets
     --------------
         Loans (taxable)                             $       (70)      $        28        $      (42)
         Loans (non-taxable)                                  16                (1)               15
         Taxable investment securities                       105                 2               107
         Non-taxable investment securities                    (6)                -                (6)
         Federal funds sold and other                         43                 -                43
                                                     -----------       -----------        ----------
           Total interest income                              88                29               117
     Interest Bearing Liabilities
     ----------------------------
         Interest bearing demand deposits                     (4)               (7)              (11)
         Savings deposits                                      -                (7)               (7)
         Time deposits <$100,000                               1                15                16
         Time deposits $100,000 or more                      (17)                7               (10)
         Fed funds purchased                                 (14)                6                (8)
         Other borrowings                                    128                (4)              124
                                                     -----------       -----------        ----------
           Total interest expense                    $        94       $        10        $      104
                                                     -----------       -----------        ----------

         Net interest Income                         $        (6)      $        19        $       13
                                                     ===========       ===========        ==========

The provision for loan losses was $0 during the first three months of 2001 compared to $6 for the same period of 2000. This decrease is consistent with the balance decline experienced in the loan portfolio.

Non interest income increased $23 or 14.29% during the first quarter of 2001 when compared to the first quarter of 2000. Of this increase, 39% is attributable to new fees for products and an increase in service charges made effective during early 2000. This is offset by decreased customer investment commissions. Merchant processing charges, Rabi Trust income, checking resource fees, and debit card fees constitute the remainder of the increase.

Non interest expense increased $16 or 2.50% when comparing the first quarter of 2001 to the first quarter of 2000. Most of this increase is a result of increased premises and equipment costs due to the renovation of the main office facility which is currently in process. In addition, costs for postage and supplies have increased 35.25% since the prior year.

The Federal income tax provision for the first three months of 2001 was $181, up from $173 for the same period in 2000. This increase reflects a higher taxable income for 2001.

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

Sources of liquidity include federal funds sold, investment security maturities and principal payments. A net average balance of $3,635 in federal funds sold was maintained during the first quarter of 2001. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. During the first quarter of 2000, the Bank used this source of funding to offset security purchases to be used as collateral for public deposits. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowings and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

At March 31, 2001 the securities available for sale were valued at $14,479. It is not anticipated that management will use these funds due to the optional sources that may be available.

Interest rate sensitivity management seeks to maximize net interest margin through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the "rate sensitive position" or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as "GAP" and its handling as "GAP Management". Throughout the first quarter of 2000, the results of the GAP analysis were within the Bank's policy guidelines. At March 31, 2001, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 62%.

The following table shows the Company's GAP position as of March 31, 2001. The Company has a liability sensitive position of approximately $22,138 within the one-year time frame, which indicates higher net interest income may be earned if rates decrease during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control.

GAP Measurement (Dollars in thousands)

                   0-30       31-90        2nd         3rd         4th        Annual       1-3        3-5        Over 5
                   Days       Days       Quarter     Quarter     Quarter      Total       Years      Years        Years      Total
                   ----       ----       -------     -------     -------      -----       -----      -----        -----      -----
Assets
------

Loans            $  6,178    $  7,247    $  3,750    $  3,789    $  3,110    $ 24,074    $  7,283    $  6,836    $46,924    $ 85,117

Loans Held-
  For-Sale           --           898        --          --          --           898        --          --         --           898

Allowance for
loan losses          --          --          --          --          --          --          --          --         --        -1,062

Investments         2,935         500        --         2,025         528       5,988       8,226       1,520        712      16,446

Short-term
Investments         4,686        --          --          --          --         4,686        --          --         --         4,686

Other non-
earning assets       --          --          --          --          --          --          --          --         --         6,307
                 --------    --------    --------    --------    --------    --------    --------    --------    -------    --------

  Total          $ 13,799    $  8,645    $  3,750    $  5,814    $  3,638    $ 35,646    $ 15,509    $  8,356    $47,636    $112,392
                 ========    ========    ========    ========    ========    ========    ========    ========    =======    ========

Liabilities
Non interest
bearing
deposits         $   --      $   --      $   --      $   --      $   --      $   --      $   --      $   --      $  --      $  9,640

Interest
bearing
deposits           34,391       4,297       5,816       3,220       2,422      50,146       6,871       2,164         50      59,231

Long-term
FHLB
borrowings          1,000         500       1,000       5,122          16       7,638      14,961       5,253        894      28,746

Other
liabilities          --          --          --          --          --          --          --          --         --         1,637

Capital              --          --          --          --          --          --          --          --         --        13,138
                 --------    --------    --------    --------    --------    --------    --------    --------    -------    --------

  Total          $ 35,391    $  4,797    $  6,816    $  8,342    $  2,438    $ 57,784    $ 21,832    $  7,417    $   944    $112,392
                 ========    ========    ========    ========    ========    ========    ========    ========    =======    ========


GAP              $(21,592)   $  3,848    $ (3,066)   $ (2,528)   $  1,200    $(22,138)   $ (6,323)   $    939    $46,692

Cumulative
GAP              $(21,592)   $(17,744)   $(20,810)   $(23,338)   $(22,138)   $(22,138)   $(28,461)   $(27,522)   $19,170

GAP ratio              39%        180%         55%         70%        149%         62%         71%        113%     2,485%

     Capital Resources

     The Company's capital adequacy is reviewed regularly to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders' equity, excluding the net unrealized gain on securities available for sale, increased $203,000 or 1.60% to $12,909,000 for the first quarter of 2001. This represents 11.49% of total assets.
     At December 31, 2000, the similar ratio of shareholders' equity to total assets was 11.05%. Dividends declared per common share increased by 13.33% to $.34 per share in 2001 compared to $.30 in 2000.

     Regulators established "risk-based" capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk-based and total assets based on perceived risk in asset categories and certain off-balance sheet items, such as loan commitments and standby letters of credit. On March 31, 2001, the Bank has a "risk-based" total capital to asset ratio of 19.28%. The ratio exceeds the requirements established by regulatory agencies as shown below.

     (Dollars in thousands)                         Minimum Required
     March 31, 2001                                    For Capital           Under Prompt Corrective
                                       Actual       Adequacy Purposes           Action Regulations
                                       ------       -----------------           ------------------
                                       Amount      Ratio       Amount       Ratio       Amount     Ratio
                                       ------      -----       ------       -----       ------     -----
     Total Capital (to risk
         weighted assets)             $  13,734    19.28%    $    5,697     8.00%      $  7,122    10.00%
     Tier 1 capital (to risk
         weighted assets)                12,842    18.03          2,849     4.00          4,273     6.00
     Tier 1 capital (to
         average assets)                 12,842    11.48          4,475     4.00          5,594     5.00

     Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy. It is the opinion of management that capital and shareholders' equity is adequate and will continue to be so throughout 2001.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Not required as Registrant meets requirements to be a small business filer.


Part II - Other Information

     Item 1.  Legal proceedings

     The Company is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the registrant or its subsidiaries as of and for the period ended March 31, 2001.

     Item 2.  Changes in Securities and Use of Proceeds

     During the three months ended March 31, 2001, there weren't any changes in the Registrant's securities, relevant to the requirements of this section, that would cause any shareholder's rights to be materially modified, limited or qualified.

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


                            CAPITAL DIRECTIONS, INC.



     Date:  May 1, 2001                     By:      /s/      Timothy Gaylord
            -----------                     ---------------------------------
                                                              Timothy Gaylord
                                                              President


     Date:  May 1, 2001                     By:      /s/      Lois A. Toth
            -----------                     ------------------------------------
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

     27   Additional Exhibits - Not applicable