Form 10-Q
period 2001-06-30
CAPITAL DIRECTIONS INC
filed 2001-08-09
CIK 830157

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
Of The Securities Exchange Act of 1934

For the quarter ended June 30, 2001 Commission file number 33-20417

Capital Directions, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-2781737

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

322 South Jefferson St., Mason, Michigan	48854-0130

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(517) 676-0500

None

Former name, former address and former fiscal year, if changed since last report

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

As of July 26, 2001 the registrant had outstanding 598,056 shares of common stock having a par value of $5 per share.

CAPITAL DIRECTIONS, INC.
INDEX TO FORM 10-Q

		Page
PART I —FINANCIAL INFORMATION		Number

Item 1.	Consolidated Balance Sheets
	June 30, 2001 and December 31, 2000	1

	Consolidated Statements of Income for the Three and Six Months
	Ended June 30, 2001 and 2000	2

	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2001 and 2000	3

	Consolidated Statements of Comprehensive Income
	for the Three and Six Months Ended June 30, 2001 and 2000	4

	Notes to Interim Consolidated Financial Statements	5-8

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	8-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

	Signatures	16

	Index to Exhibits	17

PART I — FINANCIAL INFORMATION

CAPITAL DIRECTIONS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Cash and non interest bearing deposits	$3,520	$2,603

Interest bearing deposits	40	58

Federal funds sold	1,895	5,905

Total cash and cash equivalents	5,455	8,566

Securities available for sale	14,383	15,670

Federal Home Loan Bank (FHLB) stock	1,967	1,967

Total investment securities	16,350	17,637

Loans held for sale	680	—

Loans:

Commercial and agricultural	4,830	6,038

Installment	3,678	3,688

Real estate mortgages	76,314	75,923

Total loans	84,822	85,649

Allowance for loan losses	(1,043)	(1,053)

Net loans	83,779	84,596

Premises and equipment, net	1,117	947

Accrued income and other assets	3,193	3,277

Total assets	$110,574	$115,023

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Deposits:

Non interest bearing	$10,080	$9,885

Interest bearing	57,327	62,538

Total deposits	67,407	72,423

Long-term FHLB borrowings	28,246	28,339

Other liabilities	1,543	1,427

Total liabilities	97,196	102,189

SHAREHOLDERS’ EQUITY

Common stock: $5 par value, 1,300,000 shares authorized; 598,056 outstanding at June 30, 2001 and 598,056 outstanding at December 31, 2000	2,990	2,990

Additional paid in capital	2,590	2,590

Retained earnings	7,563	7,126

Accumulated other comprehensive income, net of tax of $121 as of June 30, 2001 and $66 as of December 31, 2000	235	128

Total shareholders’ equity	13,378	12,834

Total liabilities and shareholders’ equity	$110,574	$115,023

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Interest and Dividend Income
Interest and fees on loans	$1,704	$1,761	$3,438	$3,527

Federal funds sold	54	22	103	27

Interest and dividends on investment securities:

Taxable	223	136	455	261

Tax exempt	37	43	76	86

Other interest income	1	—	1	1

Total interest income	2,019	1,962	4,073	3,902

Interest Expense

Deposits	532	607	1,116	1,203

Short-term borrowings	—	3	1	12

Long-term borrowings	409	302	818	587

Total interest expense	941	912	1,935	1,802

Net Interest Income	1,078	1,050	2,138	2,100

Provision for loan losses	—	—	—	6

Net interest income after provision for loan losses	1,078	1,050	2,138	2,094

Non Interest Income
Service charges on deposit accounts	85	89	164	159

Other income	148	137	253	228

Total non interest income	233	226	417	387

Non Interest Expense
Salaries and employee benefits	366	381	742	755

Premises and equipment	87	72	170	150

Other operating expense	220	231	418	420

Total non interest expense	673	684	1,330	1,325

Income before income tax expense	638	592	1,225	1,156

Income tax expense	195	174	376	347

Net Income	$443	$418	$849	$809

Average common shares outstanding	598,056	598,056	598,056	597,584

Basic earnings per common share	0.74	0.70	1.42	1.35

Diluted earnings per common share	0.74	0.69	1.41	1.34

Dividends per share of common stock, declared	0.35	0.31	0.69	0.61

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities
Net income	$849	$809

Adjustments to reconcile net income to net cash from

operating activities

Depreciation	63	57

Provision for loan losses	—	6

Net amortization (accretion) on securities	(5)	1

Loans originated for sale	(2,525)	—

Proceeds from sale of loans originated for sale	1,847	—

Net gain on sales of loans originated for sale	(2)	—

Changes in assets and liabilities:

Accrued interest receivable	87	(15)

Accrued interest payable	(45)	(4)

Other assets	(58)	(59)

Other liabilities	155	57

Net cash from operating activities	366	852

Cash flows from investing activities
Securities available for sale:

Purchases	(1,028)	(2,080)

Maturities, calls and principal payments	2,482	1,184

Net change in loans	817	1,230

Premises and equipment expenditures	(233)	(36)

Net cash from investing activities	2,038	298

Cash flows from financing activities
Net change in deposits	(5,016)	(128)

Federal funds purchased	—	(1,700)

Proceeds from long-term FHLB borrowings	4,000	2,700

Repayment of long-term FHLB borrowings	(4,093)	(1,090)

Proceeds from shares issued upon exercise of stock options	—	21

Dividends paid	(406)	(359)

Net cash from financing activities	(5,515)	(556)

Net change in cash and cash equivalents	(3,111)	594

Cash and cash equivalents at beginning of year	8,566	3,151

Cash and cash equivalents at June 30	$5,455	$3,745

Supplemental disclosure of cash flow information
Cash paid during the period for:

Interest	$1,980	$1,806

Income taxes – federal	$397	$348

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the three and six months ended June 30, 2001 and 2000

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income	$443	$418	$849	$809

Other comprehensive income (loss),

net

Unrealized holding gains (losses)

on securities available for sale

arising during period	9	13	162	(28)

Tax effects	(3)	(4)	(55)	10

Other comprehensive income (loss), net	6	9	107	(18)

Comprehensive income	$449	$427	$956	$791

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 2001 and December 31, 2000, and results of operations for the three and six month periods ended June 30, 2001 and 2000, and the cash flows for the six month periods ended June 30, 2001 and 2000.

2.	The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3.	The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year end 2000, included in the Registrant’s 2000 Annual Report on Form 10-K.

4.	Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, historical performance, current economic conditions, current analyses of asset quality and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers’ inability to comply with the original terms. As of June 30, 2001, non-performing loans totaled $150,000 or .18% of total loans. This represents an increase of $13,000 from the $137,000 balance at December 31, 2000.

	June 30,	December 31,
Non-performing loans	2001	2000

Non-accrual	$—	$—

90 days or more past due	150,000	137,000

Renegotiated	—	—

Total	$150,000	$137,000

Non-performing loans as a percent of:

Total loans	.18%	.16%

Allowance for loan losses	14.38%	13.01%

Note 4. Analysis of the allowance for loan losses (continued)

The following table summarizes changes in the allowance for loan losses arising from loans charged- off, recoveries on loans previously charged-off, and addition or reductions to the allowance which have been charged or credited to expense.

(Dollars in thousands)	Six	Twelve
	Months	Months
	Ended	Ended
	June 30,	December 31,
	2001	2000

Balance at beginning of period	$1,053	$1,055

Charge-offs	(32)	(27)

Recoveries	22	19

Net (charge-offs) recoveries	(10)	(8)

Additions (reductions) to allowance for loan losses	—	6

Balance at end of period	$1,043	$1,053

Average loans outstanding during the period	$84,943	$87,651

Loans outstanding at end of period	$84,822	$85,649

Allowance as a percent of:

Total loans at end of period	1.23%	1.23%

Non-performing loans at end of period	695.33%	768.61%

Net charge-offs as a percent of:

Average loans outstanding	.01%	.00%

Allowance for loan losses	.96%	.76%

Note 5.   Earnings per share

5.	A reconciliation of basic and diluted earnings per share for the three-month and six-month periods; ending June 30 follows:

(Dollars in thousands, except per share amounts)
	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic earnings per share

Net income	$443	$418	$849	$809

Weighted average shares

outstanding for basic

earnings per share	598,056	598,056	598,056	597,584

Per share amount	$.74	$.70	$1.42	$1.35

Diluted earnings per share

Net income	$443	$418	$849	$809

Weighted average shares

outstanding for basic

earnings per share	598,056	598,056	598,056	597,584

Effect of dilutive securities-

Stock options	2,423	5,461	4,750	5,591

Weighted average shares

outstanding for diluted

earnings per share	600,479	603,517	602,806	597,584

Per share amount	$.74	$.69	$1.41	$1.34

Note 6.   Stock Option Plan

6.	Options to buy common stock are granted to officers and other key employees under a Stock Option Plan which provides for the issuance of up to 40,000 shares of common stock. The plan provides for stock options to be granted at prices that approximate the fair value of the stock at the respective dates of grant. The vesting of stock options does not start until two years from the date of the grant. After two years, the options will vest evenly over a three year period. The plan terminates on May 20, 2003. All shares and per share amounts have been restated for stock splits.

Note 6. Stock Option Plan (continued)

A summary of activity in the plan is as follows:

				Weighted
			Weighted	Average Fair
	Available		Average	Value of
	For	Options	Exercise	Options
	Grant	Outstanding	Price	Granted

Balance at December 31, 2000	16,593	20,207	$30.19

Granted	(4,000)	4,000	40.00	$2.75

Forfeited	950	(950)	39.29

Balance June 30, 2001	13,543	23,257	$31.50

For the options outstanding June 30, 2001, the range of exercise prices was $12.75 to $41.50 per share with a weighted average remaining contractual term of 7.48 years. At June 30, 2001, 10,951 were exercisable at a weighted average price of $23.43 per share. Had compensation cost for stock options been measured using SFAS No. 123, net income and earnings per share would have been the pro forma amounts indicated.

(Dollars in thousands, except per share amounts)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net income
As reported	$ 443	$ 418	$849	$809

Pro forma	432	413	838	801

Basic and diluted income per share

As reported basic	$ .74	$ .70	$1.42	$1.35

Pro forma basic	.74	.69	1.40	1.34

As reported diluted	.74	.69	1.41	1.34

Pro forma diluted	.72	.69	1.39	1.33

The pro forma effects are computed with option pricing models. For the options granted during the six months ended June 30, 2001 the following weighted average assumptions as of the grant date were used.

Risk-free interest rate	4.95%

Expected option life	5 years

Expected stock price volatility	4.02%

Expected dividend yield	3.44%

Item 2.   Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of financial condition and results of operations provides additional information to assess the Consolidated Financial Statements of the Registrant and its wholly owned subsidiaries. Capital Directions, Inc. is a one-bank holding company, which commenced operations on July 22, 1988. This was facilitated by the acquisition of 100% of the outstanding shares of Mason State Bank in an exchange of common stock. The Company and its subsidiaries provide banking and financial services in the banking industry. Substantially all revenue and services are derived from banking products and services. The Bank’s primary services include accepting retail deposits and making residential, consumer and commercial loans.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

The corporation is not aware of any market or institutional trends, events or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein.

Financial Condition (In thousands)

Assets totaled $110,574 at June 30, 2001. The 3.87% decrease of $4,449 from $115,023 at December 31, 2000 resulted primarily from a decrease of $4,010 in Federal funds sold and a $1,287 decrease in investment securities.

Cash and cash equivalents have decreased $3,111 or 36.32% in the six month period from December 31, 2000 to June 30, 2001. This is a result of the reduction of excess Federal funds sold and declining deposits as discussed more fully below.

Total outstanding loans have decreased $827 during the first six months of 2001. This is a decrease of .97% from December 31, 2000. This decline has been concentrated in the commercial loan portfolio, while real estate mortgages have increased slightly. Currently, $680 in 1-4 family residential loans reside in the held-for-sale category and as of June 30, 2001, had been committed for sale. During the first quarter of 2001, the Company decided to sell certain loans into the secondary market as part of the asset and liability strategy to minimize risk associated with the recent reduction in interest rates. Management will closely monitor this strategy in the near term.

The allowance for loan losses decreased $10 or .95% during the six-month period ending June 30, 2001. At June 30, 2001 the allowance as a percent of outstanding loans was 1.23% compared to 1.23% at December 31, 2000. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses inherent in the portfolio.

Total deposits as of June 30, 2001 compared to year-end 2000 decreased by $5,016 or 6.93%. The decline was concentrated in interest bearing demand deposits and time deposits, while savings deposits increased in the same period. This decline is primarily the result of customers seeking alternative deposit opportunities due to the declining rate environment.

Total shareholders’ equity increased $544 or 4.24% in the first six months of 2001. Net income of $849 and $107 net unrealized gain on available for sale securities increased shareholders’ equity, while dividends of $412 reduced shareholders’ equity. Book value per share was $22.37 at June 30, 2001 compared to $21.46 at December 31, 2000.

For the second quarter of 2001, net income was $443, basic earnings per share was $.74, and diluted earnings per share was $.74, compared to $418, $.70 and $.69 for the same period in 2000. During the six-month period ending June 30, 2001, net income totaled $849, basic earnings per share was $1.42, and diluted earnings per share was $1.41, compared to $809, $1.35 and $1.34 for the same period in 2000. Average earning assets increased by 6.09% to $106,440 from June 30, 2000 to June 30, 2001. The average yield on earning assets decreased to 7.81% for the six-month period ended June 30, 2001 from 7.91% for the comparable time period in 2000. Average costs for rate related liabilities increased six basis points to 4.46% at June 30, 2001 from 4.40% at June 30, 2000. Net interest margin decreased to 4.14% for the first six-months of 2001 compared to 4.30% in the same period of 2000. This is a result of the rapidly falling rate environment. The Company is experiencing a declining margin related primarily to the change in the structure of earning assets. As commercial loan demand declined during 2000 and 2001, those funds were used to increase the securities portfolio and residential mortgage portfolios, which tend to be at lower yields as compared to commercial loans. The following table illustrates the change in net interest margin for the six months ended June 30, 2001 and June 30, 2000.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

		2001			2000

	Average		Yield/	Average		Yield/
	Balance	Interest¹	Rate¹	Balance	Interest¹	Rate¹

Loans (taxable)	$84,266	$3,399	8.13%	$88,117	$3,521	8.04%

Loans (non-taxable)	677	29	8.64%	177	9	10.23%

Loans held for sale	669	20	6.03%	—	—	—

Taxable investment securities	13,548	455	6.77%	7,865	261	6.67%

Non-taxable investment securities	2,891	115	8.02%	3,211	129	8.08%

Federal funds sold and other	4,389	104	4.78%	962	28	5.85%

Total interest earning assets	$106,440	$4,122	7.81%	$100,332	$3,948	7.91%

Interest bearing demand deposits	$9,047	$28	.62%	$11,159	$50	.90%

Savings deposits	22,292	329	2.98%	18,590	262	2.83%

Time deposits <$100,000	17,569	489	5.61%	20,968	555	5.32%

Time deposits $100,000 or more	10,023	269	5.41%	11,340	336	5.96%

Federal funds purchased	16	1	6.30%	402	12	6.00%

Other borrowings	28,460	819	5.80%	19,984	587	5.91%

Total interest bearing liabilities	$87,407	$1,935	4.46%	$82,443	$1,802	4.40%

Net Interest		$2,187	3.35%		$2,146	3.51%

Net Interest Margin			4.14%			4.30%

(1)	Earning assets are presented on a fully taxable equivalent basis, using a 34% tax rate, and average yields/rates are annualized.

The two variables that have the most significant effect on the change in the net interest income are volume and rate. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. As illustrated in the following table, the Corporation had an increase in net interest income due primarily to changes due to interest rates, while volume changes between assets and liabilities were offsetting.

Change in Net Interest Income
(Dollars in thousands)	2001 compared to 2000

	Volume	Rate	Total

Earning Assets

Loans (taxable)	$(312)	$86	$(226)

Loans (non-taxable)	44	(4)	40

Loans held for sale	40	—	40

Taxable investment securities	385	8	393

Non-taxable investment securities	(26)	(2)	(28)

Federal funds sold	166	(13)	153

Total interest income	$297	$75	$372

Interest Bearing Liabilities

Interest bearing demand deposits	$(17)	$(27)	$(44)

Savings deposits	109	28	137

Time deposits <$100,000	(188)	58	(130)

Time deposits $100,000 or more	(74)	(59)	(133)

Federal funds purchased	(24)	1	(23)

Other borrowings	492	(21)	471

Total interest expense	$298	$(20)	$278

Net Interest Income	$(1)	$95	$94

Earning assets are presented on a fully taxable equivalent basis.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

The provision for loan losses was $0 during the second quarter of 2001, unchanged from the same period of 2000. For the six months ended June 30, the provision was $0 in 2001 compared to $6 in 2000. This decrease is consistent with the decline in outstanding loans.

Non interest income increased $7 or 3.10% during the second quarter of 2001 when compared to the second quarter of 2000. This is primarily attributable to the recognition of mortgage servicing rights on loans sold into the secondary market, which offset declines in customer investment commissions. For the six months ended June 30, non interest income has increased $30 or 7.75% when compared to the similar period in 2000. This is a result of the same factors affecting the second quarter increase, as well as new and increased fees on products, which were not in effect for the entire time period in 2000.

Non interest expense decreased $11 or 1.61% when comparing the second quarter of 2001 to 2000. Most of this decrease is a result of reduced personnel costs for salaries and employee benefits as some vacant positions have not yet been replaced. This is partially offset by an increase in premises and equipment costs due to the renovation of the main office facility and increased postage and supply expenses. For the six months ended June 30, 2001 non interest expense slightly increased $5 or .38% compared to the same period in 2000. Salaries and benefits decreased $13 or 1.72% as some vacant positions have not yet been filled. Decreases were realized in marketing and data processing expenses due to continued efforts to control expenses.

The federal income tax provision for the second quarter of 2001 was $195, up $21 for the same period in 2000. Year-to-date the income tax provision has increased by $29 or 8.36%. This increase reflects a higher taxable income for 2001. The effective tax rate was 31% and 29% for the three months ended June 30, 2001 and 2000 and 31% and 30% for the six months ended June 30, 2001 and 2000. The effective tax rates are lower than the 34% statutory rate due to non-taxable income on loans and investments.

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

Sources of liquidity include federal funds sold, investment security maturities and principal payments. A net average balance of $5,088 in federal funds sold was maintained during the second quarter of 2001. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. During the first six months of 2001, the Bank used this source of funding to offset security purchases to be used as collateral for public deposits. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowing and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

At June 30, 2001 the securities available for sale were valued at $14,383. It is not anticipated that management will use these funds due to the optional sources that may be available.

Interest rate sensitivity management seeks to maximize net interest margin through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the “rate sensitive position” or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as “GAP” and its handling as “GAP Management”. Throughout the second quarter of 2001, the results of the GAP analysis were within the Bank’s policy guidelines. At June 30, 2001, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 46%.

The following table shows the Corporation’s GAP position as of June 30, 2001. The Corporation has a liability sensitive position of approximately $36,502 within the one-year time horizon which indicates higher net interest income may be earned if rates decrease during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control.

GAP Measurement (Dollars in thousands)

	0-30	31-90	2nd	3rd	4th
	Days	Days	Quarter	Quarter	Quarter

Assets

Loans	$4,620	$7,497	$3,922	$3,177	$3,016

Loans Held-

For-Sale	—	680	—	—	—

Allowance for

loan losses	—	—	—	—	—

Investments	1,967	—	2,059	907	1,393

Short-term

Investments	1,935	—	—	—	—

Other non-

earning assets	—	—	—	—	—

Total	$8,522	$8,177	$5,981	$4,084	$4,409

Liabilities

Non interest

bearing

deposits	$10,080	$—	$—	$—	$—

Interest

bearing

deposits	36,840	3,475	3,885	4,146	3,111

Long-term

FHLB

borrowings	—	1,000	5,122	16	—

Other

liabilities	—	—	—	—	—

Capital	—	—	—	—	—

Total	$46,920	$4,475	$9,007	4,162	$3,111

GAP	$(38,398)	$3,702	$(3,026)	$(78)	$1,298

Cumulative

GAP	$(38,398)	$(34,696)	$(37,722)	$(37,800)	$(36,502)

GAP ratio	18%	183%	66%	98%	142%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Annual	1-3	3-5	Over 5
	Total	Years	Years	Years	Total

Assets

Loans	$22,232	$7,207	$7,852	$47,531	$84,822

Loans Held-

For-Sale	680	—	—	—	680

Allowance for

loan losses	—	—	—	—	(1,043)

Investments	6,326	8,708	657	659	16,350

Short-term

Investments	1,935	—	—	—	1,935

Other non-

earning assets	—	—	—	—	7,830

Total	$31,173	$15,915	$8,509	$48,190	$110,574

Liabilities

Non interest

bearing

deposits	$10,080	$—	$—	$—	$10,080

Interest

bearing

deposits	51,457	5,028	792	50	57,327

Long-term

FHLB

borrowings	6,138	14,961	6,253	894	28,246

Other

liabilities	—	—	—	—	1,543

Capital	—	—	—	—	13,378

Total	$67,675	$19,989	$7,045	$944	$110,574

GAP	$(36,502)	$(4,074)	$1,464	$47,246

Cumulative

GAP	$(36,502)	$(40,576)	$(39,112)	$8,134

GAP ratio	46%	80%	121%	5,105%

Capital Resources

The Corporation’s capital adequacy is reviewed regularly to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders’ equity, excluding the net unrealized gain on securities available for sale, increased $437,000 or 3.44% to

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

$13,143,000 for the first six months of 2001. This represents 11.89% of total assets. At June 30, 2000, the similar ratio of shareholders’ equity to total assets was 11.57%. Dividends declared per common share increased by 13.11% to $.69 per share in 2001 compared to $.61 in 2000.

Regulators established “risk-based” capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk based and total assets based on perceived risk in asset categories and certain off-balance sheet items, such as loan commitments and standby letters of credit. On June 30, 2001, the Bank has a “risk-based” total capital to asset ratio of 19.94%. The ratio exceeds the requirements established by regulatory agencies as shown below.

(Dollars in thousands)		Minimum Required
June 30, 2001		For Capital		Under Prompt Corrective
		Adequacy Purposes		Action Regulations
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$13,962	19.94%	$5,602	8.00%	$7,003	10.00%

Tier 1 capital (to risk weighted assets)	13,085	18.69	2,801	4.00	4,202	6.00

Tier 1 capital (to average assets)	13,085	11.71	4,471	4.00	5,588	5.00

Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy. It is the opinion of management that capital and shareholders’ equity is adequate and will continue to be so throughout 2001.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not required as Registrant meets requirements to be a small business filer.

Part II — Other Information

Item 1. Legal proceedings

The Corporation is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended June 30, 2001.

Item 2. Changes in securities and use of proceeds

During the six months ended June 30, 2001, there weren’t any changes in the Registrant’s securities, relevant to the requirements of this section, that would cause any shareholder’s rights to be materially modified, limited or qualified.

Item 3. Defaults upon senior securities

No defaults have occurred involving senior securities on the part of the Registrant.

Item 4. Submission of matters to a vote of security holders

The annual meeting of security holders of the Company was held April 26, 2001. Information concerning the matters brought to a vote of security holders is contained in the Company’s Proxy Statement and Notice of Annual Meeting of Shareholders held April 26, 2001, as previously filed. There have been no further matters submitted to a vote of the Registrant’s security holders during the six months ended June 30, 2001.

Item 5. Other information

None

Item 6. Exhibits and reports on Form 8-K

1.	Exhibits required by Item 601 of Regulation S-K See Index to Exhibits on page 13.

2.	Reports on Form 8-K No reports on Form 8-K were filed for the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL DIRECTIONS, INC.

Date:	August 2, 2001	By: /s/ Timothy Gaylord
Timothy Gaylord
President

Date:	August 2, 2001	By: /s/ Lois A. Toth
Lois A. Toth
Treasurer

Index to Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession – Consolidation Agreement included in Amendment No. 1 to Form S-4 Registrant Statement No. 33-20417

3	Instruments Defining the Rights of Security Holders, Including Debentures – Not applicable

11	Statement Regarding Computation of Per Share Earnings – Not applicable

15	Letter Regarding Unaudited Interim Financial Information – Not applicable

18	Letter Regarding Change in Accounting Principals – Not applicable

19	Previous Unfiled Documents – Not applicable

20	Report Furnished to Security Holders – Not applicable

23	Published Report Regarding Matters Submitted to Vote of Security Holders – Not applicable

24	Consents of Experts and Counsel – Not applicable

25	Power of Attorney – Not applicable

27	Additional Exhibits – Not applicable