Form 10-Q
period 2001-09-30
CAPITAL DIRECTIONS INC
filed 2001-11-08
CIK 830157

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
Of The Securities Exchange Act of 1934

For the quarter ended	September 30, 2001	Commission file number	33-20417

Capital Directions, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-2781737

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

322 South Jefferson St., Mason, Michigan	48854-0130

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(517) 676-0500

None

Former name, former address and former fiscal
year, if changed since last report

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of October 26, 2001 the registrant had outstanding 598,056 shares of common stock having a par value of $5 per share.

CAPITAL DIRECTIONS, INC.
INDEX TO FORM 10-Q

		Page
		Number

PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets
	September 30, 2001 and December 31, 2000	1
	Consolidated Statements of Income for the Three and Nine Months
	Ended September 30, 2001 and 2000	2
	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2001 and 2000	3
	Consolidated Statements of Comprehensive Income
	for the Three and Nine Months Ended September 30, 2001 and 2000	4
	Notes to Interim Consolidated Financial Statements	5-8
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14
	Signatures	15
	Index to Exhibits	16

PART I – FINANCIAL INFORMATION

CAPITAL DIRECTIONS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Cash and non interest bearing deposits	$5,046	$2,603
Interest bearing deposits	37	58
Federal funds sold	5,606	5,905

Total cash and cash equivalents	10,689	8,566
Securities available for sale	14,316	15,670
Federal Home Loan Bank (FHLB) stock	1,967	1,967

Total investment securities	16,283	17,637
Loans:
Commercial and agricultural	4,561	6,038
Installment	3,206	3,688
Real estate mortgages	79,006	75,923

Total loans	86,773	85,649
Allowance for loan losses	(1,047)	(1,053)

Net loans	85,726	84,596
Premises and equipment, net	1,113	947
Accrued income and other assets	3,280	3,277

Total assets	$117,091	$115,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non interest bearing	$10,515	$9,885
Interest bearing	61,117	62,538

Total deposits	71,632	72,423
Long-term FHLB borrowings	30,246	28,339
Other liabilities	1,570	1,427

Total liabilities	103,448	102,189
SHAREHOLDERS’ EQUITY
Common stock: $5 par value, 1,300,000 shares authorized; 598,056 outstanding at September 30, 2001 and 598,056 outstanding at December 31, 2000	2,990	2,990
Additional paid in capital	2,590	2,590
Retained earnings	7,784	7,126
Accumulated other comprehensive income, net of tax of $144 as of September 30, 2001 and $66 as of December 31, 2000	279	128

Total shareholders’ equity	13,643	12,834

Total liabilities and shareholders’ equity	$117,091	$115,023

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Interest and Dividend Income
Interest and fees on loans	$1,683	$1,779	$5,121	$5,306
Federal funds sold	52	28	155	55
Interest and dividends on investment securities:
Taxable	216	154	671	415
Tax exempt	42	41	118	127
Other interest income	—	—	1	1

Total interest income	1,993	2,002	6,066	5,904
Interest Expense
Deposits	499	644	1,615	1,847
Short-term borrowings	—	—	1	13
Long-term borrowings	424	322	1,242	908

Total interest expense	923	966	2,858	2,768

Net Interest Income	1,070	1,036	3,208	3,136
Provision for loan losses	—	—	—	6

Net interest income after provision for loan losses	1,070	1,036	3,208	3,130
Non Interest Income
Service charges on deposit accounts	81	85	245	244
Other income	111	112	364	340

Total non interest income	192	197	609	584
Non Interest Expense
Salaries and employee benefits	347	351	1,089	1,106
Premises and equipment	87	79	257	229
Other operating expense	195	182	613	602

Total non interest expense	629	612	1,959	1,937

Income before income tax expense	633	621	1,858	1,777
Income tax expense	196	193	572	540

Net Income	$437	$428	$1,286	$1,237

Average common shares outstanding	598,056	598,056	598,056	597,742
Basic earnings per common share	0.73	0.72	2.15	2.07
Diluted earnings per common share	0.73	0.71	2.13	2.05
Dividends per share of common stock, declared	0.36	0.32	1.05	0.93

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities
Net income	$1,286	$1,237
Adjustments to reconcile net income to net cash from operating activities
Depreciation	96	85
Provision for loan losses	—	6
Net amortization (accretion) on securities	(3)	1
Loans originated for sale	(2,465)	—
Proceeds from sale of loans originated for sale	2,473	—
Net gain on sales of loans originated for sale	(8)	—
Changes in assets and liabilities:
Accrued interest receivable	(16)	(133)
Accrued interest payable	(42)	37
Other assets	(65)	63
Other liabilities	173	64

Net cash from operating activities	1,429	1,360
Cash flows from investing activities
Securities available for sale:
Purchases	(1,028)	(3,083)
Maturities, calls and principal payments	2,614	1,710
Purchase of FHLB stock	—	(199)
Net change in loans	(1,130)	1,631
Premises and equipment expenditures	(262)	(99)

Net cash from investing activities	194	(40)
Cash flows from financing activities
Net change in deposits	(791)	1,250
Federal funds purchased	—	(1,700)
Proceeds from long-term FHLB borrowings	6,000	5,700
Repayment of long-term FHLB borrowings	(4,093)	(1,090)
Proceeds from shares issued upon exercise of stock options	—	21
Dividends paid	(616)	(539)

Net cash from financing activities	500	3,642

Net change in cash and cash equivalents	2,123	4,962
Cash and cash equivalents at beginning of year	8,566	3,151

Cash and cash equivalents at June 30	$10,689	$8,113

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,900	$2,731
Income taxes – federal	$590	$542

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the three and nine months ended September 30, 2001 and 2000

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income	$437	$428	$1,286	$1,237
Other comprehensive income, net
Unrealized holding gains on securities available for sale arising during period	67	46	229	18
Tax effects	(23)	(16)	(78)	(6)

Other comprehensive income, net	44	30	151	12

Comprehensive income	$481	$458	$1,437	$1,249

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 2001 and December 31, 2000, and results of operations for the three and nine month periods ended September 30, 2001 and 2000, and the cash flows for the nine month periods ended September 30, 2001 and 2000.

2.	The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3.	The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year end 2000, included in the Registrant’s 2000 Annual Report on Form 10-K.

4.	Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, historical performance, current economic conditions, current analyses of asset quality and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers’ inability to comply with the original terms. As of September 30, 2001, non-performing loans totaled $256,000 or .30% of total loans. This represents an increase of $119,000 from the $137,000 balance at December 31, 2000.

	September 30,	December 31,
Non-performing loans	2001	2000

Non-accrual	$—	$—
90 days or more past due	256,000	137,000
Renegotiated	—	—

Total	$256,000	$137,000

Non-performing loans as a percent of:
Total loans	.30%	.16%
Allowance for loan losses	24.45%	13.01%

Note 4. Analysis of the allowance for loan losses (continued)

The following table summarizes changes in the allowance for loan losses arising from loans charged- off, recoveries on loans previously charged-off, and addition or reductions to the allowance which have been charged or credited to expense.

(Dollars in thousands)

	Nine	Twelve
	Months	Months
	Ended	Ended
	September 30,	December 31,
	2001	2000

Balance at beginning of period	$1,053	$1,055
Charge-offs	(32)	(27)
Recoveries	26	19

Net (charge-offs) recoveries	(6)	(8)
Additions (reductions) to allowance for loan losses	—	6

Balance at end of period	$1,047	$1,053

Average loans outstanding during the period	$85,808	$87,651

Loans outstanding at end of period	$86,773	$85,649

Allowance as a percent of:
Total loans at end of period	1.21%	1.23%

Non-performing loans at end of period	408.98%	768.61%

Net charge-offs as a percent of:
Average loans outstanding	.00%	.00%

Allowance for loan losses	.57%	.76%

Note 5. Earnings per share

5.	A reconciliation of basic and diluted earnings per share for the three-month and nine-month periods; ending September 30 follows:

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Basic earnings per share
Net income	$437	$428	$1,286	$1,237

Weighted average shares outstanding for basic earnings per share	598,056	598,056	598,056	597,742

Per share amount	$.73	$.72	$2.15	$2.07

Diluted earnings per share Net income	$437	$428	$1,286	$1,237

Weighted average shares outstanding for basic earnings per share	598,056	598,056	598,056	597,742

Effect of dilutive securities - Stock options	1,606	5,088	4,773	5,397

Weighted average shares outstanding for diluted earnings per share	599,662	603,144	602,829	603,139

Per share amount	$.73	$.71	$2.13	$2.05

Note 6. Stock Option Plan

6.	Options to buy common stock are granted to officers and other key employees under a Stock Option Plan which provides for the issuance of up to 40,000 shares of common stock. The plan provides for stock options to be granted at prices that approximate the fair value of the stock at the respective dates of grant. The vesting of stock options does not start until two years from the date of the grant. After two years, the options will vest evenly over a three year period. The plan terminates on May 20, 2003. All shares and per share amounts have been restated for stock splits.

Note 6. Stock Option Plan (continued)

A summary of activity in the plan is as follows:

				Weighted
			Weighted	Average Fair
	Available		Average	Value of
	For	Options	Exercise	Options
	Grant	Outstanding	Price	Granted

Balance at December 31, 2000	16,593	20,207	$30.19
Granted	(4,000)	4,000	40.00	$2.75
Forfeited	1,300	(1,300)	39.65

Balance September 30, 2001	13,893	22,907	$31.36

For the options outstanding September 30, 2001, the range of exercise prices was $12.75 to $41.50 per share with a weighted average remaining contractual term of 7.2 years. At September 30, 2001, 10,951 were exercisable at a weighted average price of $23.43 per share. Had compensation cost for stock options been measured using SFAS No. 123, net income and earnings per share would have been the pro forma amounts indicated.

(Dollars in thousands, except per share amounts)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

Net income
As reported	$437	$428	$1,286	$1,237
Pro forma	437	428	1,275	1,230
Basic and diluted income per share
As reported basic	$.73	$.72	$2.15	$2.07
Pro forma basic	.73	.72	2.13	2.06
As reported diluted	.73	.71	2.13	2.05
Pro forma diluted	.72	.71	2.11	2.04

The pro forma effects are computed with option pricing models. For the options granted during the nine months ended September 30, 2001 the following weighted average assumptions as of the grant date were used.

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

Financial Condition (In thousands)

Assets totaled $117,091 at September 30, 2001.   The 1.80% increase of $2,068 from $115,023 at December 31, 2000 resulted primarily from an increase of $1,130 in net loans, a $2,443 increase in cash and non interest bearing deposits and a decrease of $1,354 in investment securities.

Cash and cash equivalents have increased $2,123 or 24.78% in the nine month period from December 31, 2000 to September 30, 2001. This is a result of a large cash letter clearing position on the last day of the quarter.

Total outstanding loans have increased $1,124 during the first nine months of 2001. This is an increase of 1.31% from December 31, 2000. This increase has been concentrated in the real estate loan portfolio due to favorable borrowing rates, while commercial loan demand has decreased. During the first quarter of 2001, the Company decided to sell certain loans into the secondary market as part of the asset and liability strategy to minimize risk associated with the recent reduction in interest rates. Management will closely monitor this strategy in the near term.

The allowance for loan losses decreased $6 or .57% during the nine-month period ending September 30, 2001. At September 30, 2001 the allowance as a percent of outstanding loans was 1.21% compared to 1.23% at December 31, 2000. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses inherent in the portfolio and the current trend of increased non-performing loans.

Total deposits as of September 30, 2001 compared to year-end 2000 decreased slightly by $791 or 1.09%. The decline was concentrated in interest bearing demand deposits and time deposits, while non interest bearing deposits increased in the same period. This decline is primarily the result of customers seeking alternative deposit opportunities due to the declining rate environment.

Total shareholders’ equity increased $809 or 6.30% in the first nine months of 2001. Net income of $1,286 and $151 net unrealized gain on available for sale securities increased shareholders’ equity, while dividends of $616 reduced shareholders’ equity. Book value per share was $22.81 at September 30, 2001 compared to $21.46 at December 31, 2000.

For the third quarter of 2001, net income was $437, basic earnings per share was $.73, and diluted earnings per share was $.73, compared to $428, $.72 and $.71 for the same period in 2000. During the nine-month period ending September 30, 2001, net income totaled $1,286, basic earnings per share was $2.15, and diluted earnings per share was $2.13, compared to $1,237, $2.07 and $2.05 for the same period in 2000. Average earning assets increased by 6.31% to $107,067 from September 30, 2000 to September 30, 2001. The average yield on earning assets decreased to 7.67% for the nine-month period ended September 30, 2001 from 7.93% for the comparable time period in 2000. Average costs for rate related liabilities decreased thirteen basis points to 4.34% at September 30, 2001 from 4.47% at September 30, 2000. Net interest margin decreased to 4.10% for the first nine-months of 2001 compared to 4.26% in the same period of 2000. This is a result of the rapidly falling rate environment. The Company is experiencing a declining margin related primarily to the change in the structure of earning assets. As commercial loan demand declined during 2000 and 2001, those funds were used to increase the securities portfolio and residential mortgage portfolios, which tend to be at lower yields as compared to commercial loans. The following table illustrates the change in net interest margin for the nine months ended September 30, 2001 and September 30, 2000.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

		2001			2000

	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate(1)	Balance	Interest(1)	Rate(1)

Loans (taxable)	$84,747	$5,076	8.01%	$87,770	$5,292	8.05%
Loans (non-taxable)	585	38	8.68%	316	22	9.30%
Loans held for sale	476	21	5.90%	—	—	—
Taxable investment securities	13,374	671	6.71%	8,208	415	6.75%
Non-taxable investment securities	3,029	179	7.90%	3,179	192	8.07%
Federal funds sold and other	4,856	155	4.30%	1,243	56	6.02%

Total interest earning assets	$107,067	$6,140	7.67%	$100,716	$5,977	7.93%
Interest bearing demand deposits	$9,180	$42	.61%	$10,692	$66	.82%
Savings deposits	22,716	483	2.84%	19,028	413	2.90%
Time deposits <$100,000	17,292	707	5.47%	20,549	848	5.51%
Time deposits $100,000 or more	10,180	383	5.03%	11,814	520	5.88%
Federal funds purchased	11	1	6.08%	276	13	6.29%
Other borrowings	28,732	1,242	5.78%	20,406	908	5.94%

Total interest bearing liabilities	$88,111	$2,858	4.34%	$82,765	$2,768	4.47%
Net Interest		$3,282	3.33%		$3,209	3.46%
Net Interest Margin			4.10%			4.26%

(1)	Earning assets are presented on a fully taxable equivalent basis, using a 34% tax rate, and average yields/rates are annualized.

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

Change in Net Interest Income
(Dollars in thousands)

	2001 compared to 2000

	Volume	Rate	Total

Earning Assets
Loans (taxable)	$(242)	$(40)	$(282)
Loans (non-taxable)	23	(2)	21
Loans held for sale	28	—	28
Taxable investment securities	347	(4)	343
Non-taxable investment securities	(12)	(5)	(17)
Federal funds sold	161	(27)	134

Total interest income	$305	$(78)	$227

Interest Bearing Liabilities
Interest bearing demand deposits	$(11)	$(21)	$(32)
Savings deposits	105	(11)	94
Time deposits <$100,000	(178)	(9)	(187)
Time deposits $100,000 or more	(89)	(94)	(183)
Federal funds purchased	(16)	(1)	(17)
Other borrowings	482	(34)	448

Total interest expense	$293	$(170)	$123

Net Interest Income	$12	$92	$104

Earning assets are presented on a fully taxable equivalent basis.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

The provision for loan losses was $0 during the third quarter of 2001, unchanged from the same period of 2000. For the nine months ended September 30, the provision was $0 in 2001 compared to $6 in 2000. This decrease is consistent with the decline in average outstanding loans.

Non interest income decreased $5 or 2.54% during the third quarter of 2001 when compared to the third quarter of 2000. This is primarily attributable to the decline in customer investment commissions and a market value adjustment on a Rabi Trust. For the nine months ended September 30, non interest income has increased $25 or 4.28% when compared to the similar period in 2000. This is a result of the same factors affecting the third quarter decrease, as well as new and increased fees on products, which were not in effect for the entire time period in 2000.

Non interest expense increased $17 or 2.78% when comparing the third quarter of 2001 to 2000. Most of this increase is a result of an increase in premises and equipment costs due to the renovation of the main office facility and increased postage and supply expenses. For the nine months ended September 30, 2001 non interest expense increased $22 or 1.14% compared to the same period in 2000. Salaries and benefits decreased $17 or 1.54% as some vacant positions have not yet been filled. Decreases were also realized in marketing expense.

The federal income tax provision for the third quarter of 2001 was $196, up $3 for the same period in 2000. Year-to-date the income tax provision has increased by $32 or 5.93%. This increase reflects a higher taxable income for 2001. The effective tax rate was 31% and 31% for the three months ended September 30, 2001 and 2000 and 31% and 30% for the nine months ended September 30, 2001 and 2000. The effective tax rates are lower than the 34% statutory rate due to non-taxable income on loans and investments.

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

Sources of liquidity include federal funds sold, investment security maturities and principal payments. A net average balance of $5,768 in federal funds sold was maintained during the third quarter of 2001. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. During the first nine months of 2001, the Bank used this source of funding to offset security purchases to be used as collateral for public deposits. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowing and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

At September 30, 2001 the securities available for sale were valued at $14,316. It is not anticipated that management will use these funds due to the optional sources that may be available.

Interest rate sensitivity management seeks to maximize net interest margin through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

Item 2.   Management’s discussion and analysis of financial condition and results of operations (continued)

Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the “rate sensitive position” or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as “GAP” and its handling as “GAP Management”. Throughout the third quarter of 2001, the results of the GAP analysis were within the Bank’s policy guidelines. At September 30, 2001, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 44%.

The following table shows the Corporation’s GAP position as of September 30, 2001. The Corporation has a liability sensitive position of approximately $41,885 within the one-year time horizon which indicates higher net interest income may be earned if rates decrease during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control.

GAP Measurement (Dollars in thousands)

	0-30	31-90	2nd	3rd	4th	Annual	1-3	3-5	Over 5
	Days	Days	Quarter	Quarter	Quarter	Total	Years	Years	Years	Total

Assets
Loans	$4,243	$6,856	$3,235	$2,884	$3,009	$20,227	$6,493	$9,529	$50,524	$86,773
Allowance for loan losses	—	—	—	—	—	—	—	—	—	(1,047)
Investments	2,047	2,048	692	1,639	—	6,426	8,889	512	456	16,283
Short-term Investments	5,643	—	—	—	—	5,643	—	—	—	5,643
Other non-earning assets	—	—	—	—	—	—	—	—	—	9,439

Total	$11,933	$8,904	$3,927	$4,523	$3,009	$32,296	$15,382	$10,041	$50,980	$117,091
Liabilities
Non interest bearing deposits	$10,515	$—	$—	$—	$—	$10,515	$—	$—	$—	$10,515
Interest bearing deposits	41,873	3,253	3,143	3,305	2,954	54,528	5,817	722	50	61,117
Long-term FHLB borrowings	2,000	5,122	16	—	2,000	9,138	11,961	8,253	894	30,246
Other liabilities	—	—	—	—	—	—	—	—	—	1,570
Capital	—	—	—	—	—	—	—	—	—	13,643
Total	$54,388	$8,375	$3,159	$3,305	$4,954	$74,181	$17,778	$8,975	$944	$117,091
GAP	$(42,455)	$529	$768	$1,218	$(1,945)	$(41,885)	$(2,396)	$1,066	$50,036
Cumulative GAP	$(42,455)	$(41,926)	$(41,158)	$(39,940)	$(41,885)	$(41,885)	$(44,281)	$(43,215)	$6,821
GAP ratio	22%	106%	124%	137%	61%	44%	87%	112%	5,400%

Capital Resources

The Corporation’s capital adequacy is reviewed regularly to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders’ equity, excluding the net unrealized gain on securities available for sale, increased $658,000 or 5.18% to

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

$13,364,000 for the first nine months of 2001. This represents 11.41% of total assets. At September 30, 2000, the similar ratio of shareholders’ equity to total assets was 11.29%. Dividends declared per common share increased by 12.90% to $1.05 per share in 2001 compared to $.93 in 2000.

Regulators established “risk-based” capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk based and total assets based on perceived risk in asset categories and certain off-balance sheet items, such as loan commitments and standby letters of credit. On September 30, 2001, the Bank has a “risk-based” total capital to asset ratio of 19.70%. The ratio exceeds the requirements established by regulatory agencies as shown below.

(Dollars in thousands)
   September 30, 2001

			Minimum Required		Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$14,211	19.70%	$5,770	8.00%	$7,213	10.00%
Tier 1 capital (to risk weighted assets)	13,308	18.45	2,885	4.00	4,328	6.00
Tier 1 capital (to average assets)	13,308	11.59	4,591	4.00	5,739	5.00

Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy. It is the opinion of management that capital and shareholders’ equity is adequate and will continue to be so throughout 2001.

Impact of New Accounting Standards

In June 2001, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards “SFAS” No. 141, “Business Combinations.” SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on our financial statements if we enter into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. We are required to adopt this statement on January 1, 2002, and early adoption is not permitted. The adoption of this statement will not have an impact on our financial statements, as we do not have any intangible assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required as Registrant meets requirements to be a small business filer.

Part II – Other Information

Item 1. Legal proceedings

The Corporation is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended September 30, 2001.

Item 2. Changes in securities and use of proceeds

During the nine months ended September 30, 2001, there weren’t any changes in the Registrant’s securities, relevant to the requirements of this section, that would cause any shareholder’s rights to be materially modified, limited or qualified.

Item 3. Defaults upon senior securities

No defaults have occurred involving senior securities on the part of the Registrant.

Item 4. Submission of matters to a vote of security holders

The annual meeting of security holders of the Company was held April 26, 2001. Information concerning the matters brought to a vote of security holders is contained in the Company’s Proxy Statement and Notice of Annual Meeting of Shareholders held April 26, 2001, as previously filed. There have been no further matters submitted to a vote of the Registrant’s security holders during the nine months ended September 30, 2001.

Item 5. Other information

None

Item 6. Exhibits and reports on Form 8-K

1.	Exhibits required by Item 601 of Regulation S-K

See Index to Exhibits on page 16.

2.	Reports on Form 8-K

No reports on Form 8-K were filed for the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL DIRECTIONS, INC.

Date:	November 6, 2001	By:	/s/ Timothy Gaylord Timothy Gaylord President

Date:	November 6, 2001	By:	/s/ Lois A. Toth Lois A. Toth Treasurer

Index to Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession – Consolidation Agreement included in Amendment No. 1 to Form S-4 Registrant Statement No. 33-20417

3	Instruments Defining the Rights of Security Holders, Including Debentures – Not applicable

11	Statement Regarding Computation of Per Share Earnings – Not applicable

15	Letter Regarding Unaudited Interim Financial Information – Not applicable

18	Letter Regarding Change in Accounting Principals – Not applicable

19	Previous Unfiled Documents – Not applicable

20	Report Furnished to Security Holders – Not applicable

23	Published Report Regarding Matters Submitted to Vote of Security Holders – Not applicable

24	Consents of Experts and Counsel – Not applicable

25	Power of Attorney – Not applicable

27	Additional Exhibits – Not applicable