Form 10-K405
period 2001-12-31
CAPITAL DIRECTIONS INC
filed 2002-03-27
CIK 830157

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
              Of The Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 2001 Commission file number 33-20417
                          -----------------                        --------
                            Capital Directions, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Michigan                                    38-2781737
---------------------------         --------------------------------------------
(State of other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

322 South Jefferson St., Mason, Michigan                       48854-0130
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:            (517) 676-0500
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
Yes      X         No
   ---------------   ---------------

Indicate by check mark if disclosure of delinquent filer pursuant to item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant estimates that as of February 5, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17,459,020. This is based on a market price of $38.00 per share for the Registrant's stock as of that date.

As of February 5, 2002 the registrant had outstanding 595,956 shares of common stock having a par value of $5 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the Year Ended December 31, 2001 (Form 10-K,
Part I, Part II, Part III, and Part IV)



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

The Registrant has no substantial assets except the investments in Mason State Bank. The Registrant and its primary subsidiary, Mason State Bank, operate in the banking industry, which accounts for substantially all of their assets, revenues and operating income. Further discussion of the operations of the Registrant and its subsidiaries is discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report to the Shareholders, incorporated herein by reference. The Registrant's primary competition is substantially the same as Mason State Bank's as discussed below.

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

Banking services are provided to individuals, businesses, local, state and federal governmental units and institutional customers located in Mason, Leslie and the surrounding areas. Services include demand deposits, savings and time deposits, collections, cash management, night depositories and personal, installment, commercial and real estate loans. The Bank offers a credit card program affiliated with the Visa and MasterCharge Inter-Bank charge card system.

The Bank maintains a correspondent relationship with several of the major banks in the Detroit area and elsewhere, in order to provide for the clearance of checks, the transfer of funds, the periodic purchase and sale of Federal funds, and participation in large loans which would be beyond the Bank's legal lending limit if made by the Bank alone.

The Bank has full and part-time employees (38 full-time equivalents) and owns its main office and Cedar Street office. The facility in Leslie is operated under a lease agreement. The Bank operates primarily within Ingham County. Competing with the Bank in Ingham County are several other commercial banks and financial institutions, some of which have significantly greater total resources than the Bank.

Item 1.  Business-Statistical Disclosures

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


                                                     2001                                  2000
                                      ----------------------------------     -------------------------------
                                      Average                     Yield/     Average               Yield/
                                      Balance      Interest       Rate       Balance   Interest    Rate
                                     --------      --------       ----       -------   --------    ----
                                                                (Dollars in thousands)


   ASSETS
   ------
   Loans, including fees(1)           $ 86,284    $  6,808          7.89%  $ 87,270   $7,029         8.05%
   Loans, non-taxable(2)                   510          44          8.63        381       34         8.92
   Taxable investment
     securities                         13,143         872          6.63      8,854      600         6.78
   Non-taxable investment
     securities(2)                       3,077         241          7.83      3,109      252         8.11
   Federal funds sold and
     other                               4,815         181          3.76      2,257      141         6.25
                                      --------    --------                 --------   ------
   Total earning assets(2)             107,829       8,146          7.55%   101,871    8,056         7.91%

   Cash and due from                     2,490                                2,570
     banks
   Other assets, net                     3,243                                2,739
                                      --------                             --------
   Total non interest
     earning assets                      5,733                                5,309
                                      --------                             --------

   Total assets                       $113,562                             $107,180
                                      ========                             ========


   LIABILITIES
   -----------
   Interest bearing
     demand deposits                  $  9,305     $    56          0.60%  $ 10,426   $   83         0.80%
   Savings deposits                     18,911         393          2.08     18,963      553         2.92
   Time deposits under
     $100,000                           19,631       1,040          5.30     20,559    1,148         5.58
   Time deposits of
     $100,000 or more                   11,443         543          4.75     12,088      722         5.97
   Federal funds purchased                   7           1          6.73        206       13         6.31
   Other borrowings                     29,190       1,682          5.76     21,447    1,279         5.96
                                      --------     -------                 --------   ------

   Total interest bearing
     liabilities                        88,487       3,715          4.20%    83,689    3,798         4.54%
                                                   -------                            ------

   Demand deposits                      10,171                                9,842
   Other liabilities                     1,468                                1,227
   Shareholders' equity                 13,436                               12,422
                                      --------                              -------
   Total non-interest
     bearing liabilities and
     equity                             25,075                               23,491
                                      --------                              -------
   Total liabilities and
     equity                           $113,562                             $107,180
                                      ========                             ========

   Net interest income                             $ 4,431                            $4,258
                                                   =======                           =======

   Interest Spread                                                  3.35%                            3.37%

   Net yield on interest
     earning assets(2)                                              4.11%                            4.18%
                                                                 =======                             ====


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

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Differential (continued)


         (C) The following table summarizes the changes in interest income (on a fully taxable equivalent basis) and interest expense resulting from changes in volume and changes in rates:

               (Dollars in thousands)
                                        2001 Compared to 2000             2000 Compared to 1999
----------------------------------------------------------------------------------------------------------

Change due to:                       Volume(1)   Rate(1)   Total     Volume(1)     Rate(1)    Total
Earnings assets
  Loans                             $  (79)    $  (142)  $ (221)      $ 122        $ 157     $  279
  Loans, nontaxable (2)                 11          (1)      10         (23)           9        (14)
  Taxable investment securities        285         (13)     272          88            9         97
  Non tax investment securities (2)     (3)         (8)     (11)        (60)          12        (48)
  Federal funds sold and other         113         (73)      40          87           12         99
                                    ------     -------   ------       -----        -----     ------
Total interest income(2)            $  327     $  (237)  $   90       $ 214        $ 199     $  413

Interest bearing liabilities:
  Interest bearing demand deposits  $   (8)    $  (19)   $  (27)      $ (11)       $ (22)    $  (33)
  Savings deposits                      (2)      (158)     (160)        (11)          42         31
  Time deposits under 100,000          (51)       (57)     (108)         21           16         37
  Time deposits $100,000 or more       (37)      (142)     (179)         28           91        119
  Federal funds purchased              (13)         -       (13)        (13)           6         (7)
  Other borrowings                     448        (44)      404         191           20        211
                                    ------     ------    ------       -----        -----     ------
Total interest expense              $  337     $ (420)   $  (83)      $ 205        $ 153     $  358


Net interest income(2)              $  (10)    $  183    $  173       $   9        $  46     $   55

--------------------------------------------------------------------

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

II.      Investment Portfolio

         (A) A table of carrying values of the investment portfolio as of December 31, 2001 and 2000 is set forth in Note 3 on pages 18 and 19 of the 2001 Annual Report to Shareholders. Such information is incorporated herein by reference.
         (B) The following table shows the relative maturities and weighted yields of investment securities at December 31, 2001: (dollars in thousands)

                                                              Available-For Sale
                                                              ------------------

                                        1 Year or less   1 Year -  5 Years        5 Years-10 Years    After 10 Years
                                        Amount    Yield  Amount     Yield         Amount    Yield    Amount     Yield
                                        ------    -----  ------     -----         ------    -----    ------     -----

         U.S. Government                $  502     6.66%  $    -     0.00%       $      -     0.00%   $   -      0.00%
         U.S. Government agencies (1)    1,019     6.30    4,057     6.52               -     0.00      325      6.89
         State and political
          subdivisions  (2)                203     8.28    1,517     6.94           1,123     5.98      339      5.83
         Corporate securities (1)        1,550     7.25    1,565     7.21               -     0.00        -      0.00
                                         -----            ------                 --------             -----
            Total                       $3,274     6.93%  $7,139     6.76%       $  1,123     5.98%   $ 664      6.35%
                                        ======            ======                 ========             =====

         (1) Mortgage Backed securities and Corporate securities, as reflected in the above schedules consider anticipated prepayments and calls.
         (2) Weighted average yield is adjusted to a taxable equivalent basis using a federal income tax rate of 34 percent.

         (C) The Registrant held no investment securities of a single issuer, except U.S. Government Agency securities, in an amount greater than ten percent of shareholders' equity as of December 31, 2001.

III.     Loan Portfolio

         (A) A table of loans outstanding as of December 31, 2001 and 2000 is set forth in Note 4 on page 19 of the 2001 Annual Report to Shareholders. Such information is incorporated herein by reference.

              The loan portfolio is systematically reviewed and the results reported to the Board of Directors of the Registrant. The purpose of these reviews is to assist in assuring proper loan documentation, to provide for the early identification of potential problem loans and to help ensure the adequacy of the allowance for loan losses.

         (B) The following table sets forth the remaining maturity of loans outstanding (excluding real estate mortgages, installment and lease financing) at December 31, 2001, according to scheduled payments of principal (in thousands) and considering the banks "rollover policy."(1)



              (In thousands)
                                    1 Year      1 Year -     After
                                    or less     5 Years      5 Years       Total
                                    -------     -------      -------       -----
              Commercial and
                agricultural        $ 1,633     $ 1,681      $  1,874     $  5,188
                                    =======     =======      ========     ========

              The following table sets forth commercial and agricultural loans due after one year, which have predetermined interest rates and/or adjustable interest rates at December 31, 2001.


              (In thousands)
                                                Fixed         Adjustable
                                                 Rate            Rate         Total
                                                ------        ----------     --------

              Due after one but within five
                  years                         $ 1,253       $    428       $ 1,681
              Due after five years                  807          1,067         1,874
                                                -------       --------       -------

                  Total                         $ 2,060       $  1,495       $ 3,555
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

         (C). Risk Elements

                  (1).  Nonaccrual, Past Due, Impaired and Restructured Loans.
                        A table and discussion of nonaccrual, past due, impaired and restructured loans for the years ended December 31, 2001 and 2000 is in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9 under Provision and allowance for loan losses, Note 1 under "Loans" and "Allowance for Loan Losses" on pages 17 and 18 and in Note 5 "Allowance For Loan Losses" on page 19 in the 2001 Annual Report to Shareholders. Such information is incorporated herein by reference.

                        Gross interest income that would have been recorded in 2001 on nonaccrual loans if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination was $1,581. No interest income was recognized on these loans during 2001.

                  (2).  Potential Problem Loans
                        There are no material loans that are current as to which management has serious doubts as to the ability of the borrower to comply with the loan repayment terms, or which are expected to need adjustments in their repayment terms, or which are believed to require additional reserves in the allowance for loan losses.

                  (3).  Foreign Outstandings
                        There were no foreign outstandings as of December 31, 2001.

                  (4).  Loan Concentrations
                        There were no concentrations of loans exceeding 10% of total loans that have not been already disclosed as a category at December 31, 2001.

              (D).   Other Interest Bearing Assets

                        As of December 31, 2001, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C) (1) or (C) (2) of the loan portfolio listing if such assets were loans other than $117,000 held as other real estate.

         IV.  Summary of Loan Loss Experience

              (A). The following table sets forth loan allowance balances and summarizes changes in the allowance for loan losses for each of the three years ended December 31.



                                            Analysis of the Allowance For Loan Losses

              (Dollars in thousands)               2001                    2000                   1999
                                                   ----                    ----                   ----

              Balance, beginning of period      $ 1,053                  $  1,055              $  1,011

              Loans charged-off
                Commercial and agricultural          (3)                      (15)                    -
                Real estate-construction              -                         -                     -
                Real estate-mortgages               (16)                        -                     -
                Lease financing                       -                         -                     -
                Installment and others              (17)                      (12)                  (37)
                                                -------                  --------              ----------
                  Total                             (36)                      (27)                  (37)

              Recoveries of loans charged-off
                Commercial and agricultural          15                         -                     -
                Real estate-construction              -                         -                     -
                Real estate-mortgages                 -                         -                     -
                Lease financing                       -                         -                     -
                Installment and others               16                        19                    33
                                               --------                  --------              ---------
                  Total                              31                        19                    33
                                               --------                  --------              ---------

              Net charge-offs                        (5)                       (8)                   (4)

              Additions charged
              to operations                           -                         6                    48
                                               --------                  --------              ---------

              Balance at end of period         $  1,048                  $  1,053              $  1,055
                                               ========                  ========              ========

              Average gross loans outstanding  $ 86,794                  $ 87,651              $ 86,397
                                               ========                  ========              ========

              Ratio of net charge-offs
                during the period to average
                gross loans outstanding
                during the period                  0.01%                     0.01%                 0.00%
                                               =========                 ========              ========



         Further discussion of the provision and allowance for loan losses as well as non-performing and impaired loans is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9, Note 1 on pages 17 and 18 and Note 5 on page 19 in the 2001 Annual Report to the Shareholders, incorporated herein by reference.

         IV.  Summary of Loan Loss Experience  (continued)

              (B) The following table presents an allocation for loan losses to the various loan categories at December 31:


                                                   2001                         2000
                                                         % of                         % of
              (Dollars in thousands)       Allowance   Loans to        Allowance    Loans to
                                             Amount  Total Loans         Amount   Total Loans
                                             ------  -----------         ------   -----------

              Commercial and agricultural  $   242        5.59%        $   203         7.05%
              Real estate-mortgages            546       91.97             368        88.64
              Installment and other             41        2.44              36         4.31
              Unallocated                      219         N/A             446          N/A
                                           -------      ------         -------      -------
                  Total                    $ 1,048      100.00%        $ 1,053       100.00%
                                           =======      ======         =======      =======



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

              Economic conditions or other factors may warrant a qualitative factor be applied to all loan categories. Management declared that such a factor be instituted for 2001 and 2000. A review of the regional trends show insured financial institutions experienced increasing levels of past due and non-accrual loans relative to the prior five year average. The factor applied to current loan outstandings reflects the net percentage change in the past due and non-accruing financial institution experience applied to the Mason State Bank factor.

              The allowance allocations above were deemed by management to be amounts reasonably necessary to provide for the inherent losses in the various loan categories as of December 31, 2001 and 2000.

V.       Deposits

         The following table sets forth average deposit balances and the weighted average rate paid for each of the two years ended December 31:



                                                        2001                   2000
         (Dollars in thousands)                        Average                Average
                                                 Balance     Rate       Balance    Rate
                                                 -------     ----       -------    ----

         Non interest-bearing demand deposits    $ 10,171              $ 9,842
         Interest-bearing demand deposits           9,305     0.60%     10,426      0.80%
         Savings deposits                          18,911     2.08      18,963      2.92
         Time deposits under $100,000              19,631     5.30      20,559      5.58
         Time deposits of $100,000 or more         11,443     4.75      12,088      5.97
                                                 --------              -------
           Total                                 $ 69,461     2.93%    $71,878      3.49%
                                                 ========              =======


         The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2001:


                (In thousands)
                Three months or less                                  $  6,996
                Over three months through six months                     2,868
                Over six months through one year                         1,308
                Over one year                                              606
                                                                      --------
                  Total                                               $ 11,778
                                                                      ========

         As of December 31, 2001 the registrant had no foreign deposits.

VI.      Return on Equity and Assets

         The following table presents the ratios for the year ended December 31:


                                                                2001        2000
                                                                ----        ----


         Net income to average total assets                      1.53%       1.54%
         Net income to average shareholders' equity             12.94       13.28
         Cash dividend payout ratio per share                   48.80       46.01
         Average shareholders' equity to average total assets   11.83       11.59



VII.     Short Term Borrowings -- Not applicable

Item 2.  Properties

         The Bank owns the land on which the Main Office is located. The parcel measures 85' by 170' and bears the municipal address of 322 South Jefferson Street, Mason, Michigan. The permanent building, also owned by Mason State Bank, has approximately 6,800 square feet and includes banking facilities, storage and personnel lounge areas. This brick structure was built in the mid 1800's and has undergone several remodelings, the most recent of which was completed in 2001. The building is in generally good condition. A parking area with spaces to accommodate 20 vehicles occupies part of the property; also on site are three drive-in banking stations which operate via remote monitors located within the banking facility.

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

         The Registrant operates its business at the same address as Mason State Bank's main office. As of February 6, 2002, the Registrant owned no properties.

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

         Additional Item -- Executive Officers

         Executive officers of the Registrant are appointed annually by the Board of Directors at the meeting of Directors following the Annual Meeting of Shareholders. There are no family relationships among these officers and/or Directors of the Registrant or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

         The following sets forth certain information with respect to the Registrant's Executive Officers and Directors as of December 31, 2001.


                                           Position With           First Elected as an
         Name (Age)                          Registrant          Officer of the Registrant
         ----------                        -------------         --------------------------

         George A. Sullivan (69)           Chairman                        1988
         Gerald W. Ambrose (52)            Vice Chairman                   1994
         Timothy P. Gaylord (47)           President and C.E.O.            1995
         Douglas W. Dancer (61)            Secretary                       1990
         Lois A. Toth (51)                 Treasurer                       1998

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

                                     PART II
           I. The information required by this item appears in the Capital Directions, Inc. Annual Report to Shareholders for the year ended December 31, 2001, and is incorporated herein by reference, as follows:


                                                                      Pages in 2001
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

         Item 7a.    Quantitative and Qualitative Disclosures About
                     Market Risk                                           Not required as
                                                                           Registrant meets
                                                                           requirements to be
                                                                           a small business filer

         Item 8.     Financial Statements and Supplementary Data           12-24


         Item 9.     Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure                   None



                                    PART III


Item 10. Directors and Executive Officers of the Registrant as of December 31, 2001


                                 Principal Occupation For                    Amount and Nature
                                     Last Five Years           Director        of Beneficial      Percent
Name                       Age           Or More               Since (1)       Ownership (2)      of Class
----                       ---           -------               ---------       -------------      --------

Gerald W. Ambrose           52   County Controller for the          1990         1,011            (3)
                                 County of Ingham; Vice
                                 Chairman of the Board,
                                 Mason State Bank and the
                                 Company

Douglas W. Dancer           61   Partner, Nu-Horizons, Inc.,        1986        19,826            3.32
                                 Realtor, Vision Real Estate;
                                 Former President, Dancer's Inc.
                                 Department Stores; Secretary
                                 of the Board, Mason State
                                 Bank and the Company

Timothy P. Gaylord          47   President & Chief Executive        1995         7,994            1.34
                                 Officer of Mason State Bank
                                 and the Company

Paula J. Johnson            55   Realtor, Vision Real Estate and    1996           350            (3)
                                 Developer, PAL, LLC i.e.: Vision
                                 Village Condominiums

James W. Leasure            51   Owner, Showtime, Inc. and          2000         7,946            1.33
                                 Paul's Marathon, Inc.

Marvin B. Oesterle          49   Partner, Golden Acres Farms        1981         3,934            (3)
                                 and Oesterle Brothers
                                 Seed Corn

George A. Sullivan          69   Attorney; Chairman of the          1975         2,120            (3)
                                 Board, Mason State Bank and
                                 the Company


Seven directors as a group                                                      43,181            7.24



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

Reference is made to Additional Item -- Executive Officers under Part I, Item 4, of this Form 10-K report on page 11.

     Item 11.   Executive Compensation

     Each director of the Company is entitled to receive an annual retainer of $7,899. In lieu of payment of director fees, certain directors have elected to participate in a deferred compensation plan adopted in 1986. The plan was closed to new participants May 18, 1996. Douglas W. Dancer, Marvin B. Oesterle, and George A. Sullivan elected to participate in the plan which provides for retirement and death benefits to be paid to the participating directors or their beneficiaries over fifteen years. Deferred director fees are used to purchase life insurance policies of which the Bank is the owner and beneficiary. These life insurance policies are structured to fully fund the Bank's obligation under the terms of the plan.


     COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth compensation paid by the Company and its subsidiaries during the fiscal year ended December 31, 2001 to the Company's Chief Executive Officer. There were no executive officers, other than the CEO, whose combined salary and bonus exceeded $100,000.


     SUMMARY COMPENSATION TABLE


                                                                              Long-Term Compensation
                                     Annual Compensation                              Awards
       Name and                                                                             All Other
Principal Position           Year     Salary ($)(1)    Bonus ($)       Options (#)(2)   Compensation ($) (3)
------------------           ----     -------------    ---------       ---------------  --------------------

Timothy P. Gaylord           2001     $   127,514      $  23,121              2,000        $   15,355
President and CEO            2000     $   121,240      $  22,000              2,000        $   11,603
                             1999     $   114,509      $  20,000              2,000        $    8,300



     (1) Includes director's fees of $7,595 for 2001; $7,303 for 2000; and $7,022 for 1999.

     (2) The amounts shown represent the number of shares covered by stock options granted under the Capital Directions, Inc. Incentive Stock Option Plan as more fully described in the Option Grants in Last Fiscal Year table set forth on the following page.

     (3) "All Other Compensation" is comprised of the following items: The Bank is accustomed to awarding a longevity bonus to all employees based on their salary and length of service at five year increments. Mr. Gaylord received an award of $1,196 for ten years of service in 2001. The Bank entered into a lease agreement on a vehicle for Mr. Gaylord's use. The income benefit to Mr. Gaylord was $4,388 for 2001 and $2,628 for 2000. A contribution by the Bank for Mr. Gaylord's benefit to the Bank's 401(k) Plan for $9,771 for 2001; $8,975 for 2000; and $8,300 for 1999.

     The following table presents information about stock options granted to the named executive officer during 2001 under the Capital Directions, Inc. Incentive Stock Option Plan (the "Stock Option Plan").


                                           OPTION GRANTS IN LAST FISCAL YEAR
                                                   Individual Grants
                                                                                  Potential Realizable
                                                                                  Value at Assumed
                             Number of     % of Total                             Annual Rates of Stock
                            Securities       Options     Exercise                 Price Appreciation
                            Underlying     Granted to    or Base                  for Option Term (2)
                              Options       Employees     Price      Expiration
     Name                 Granted (#) (1) in Fiscal Year  ($/Sh)        Date         5% ($)   10% ($)
     ----                 --------------- -------------- -------       ----         ----------------

     Timothy P. Gaylord          2,000        50.00        40.00      2/15/11       50,312    127,499


         (1) The amounts shown are shares of the Company's Common Stock covered by options granted under the Stock Option Plan. The vesting of Stock Options does not start until two years from the date of grant, February 15, 2001. The options vest over 3 years, with one-third of the covered shares becoming part of the exercisable portion each of the three years.

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

     The following table presents the number of shares covered by, and the value of, unexercised options held by the named executive officer at December 31, 2001. Nine hundred (900) options were exercised by the named executive officer during 2001.



                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END OPTION VALUES

                                                           Number of               Value of
                                                     Securities Underlying   Unexercised In-the-
                                                     Unexercised Options         Money Options
                             Shares                    at FY-End (#) (1)       at FY-End ($) (2)
                          Acquired on      Value         Exercisable/            Exercisable/
     Name                 Exercise (#)   Realized $      Unexercisable          Unexercisable
     ----                 ------------   ----------      -------------          -------------

     Timothy P. Gaylord       900        24,003            6,001/5,999            90,443/4,847


         (1) On March 18, 1999, the Company's Board of Directors, with the consent of each grantee, voted to rescind all outstanding SARs, which had been previously granted under the Company's Incentive Stock Option Plan.

         (2) The value shown is based upon the market bid price at December 31, 2001 of $39.42 net of the option exercise price.

                              EMPLOYMENT AGREEMENT

         The Company has entered into an agreement with Mr. Gaylord relating to his employment by the Company and the Bank. This agreement is summarized below. This summary is not intended to be complete and is qualified in its entirety by reference to the agreement.

         The agreement among Mr. Gaylord, the Company, and the Bank (the "Agreement") provides that Mr. Gaylord will be employed by the Company and the Bank as their President and Chief Executive Officer. The Agreement was automatically renewed in 2001 for a one-year period ending September 30, 2002 and is subject to automatic renewals of one-year periods unless terminated in accordance with the Agreement. The Agreement provided an annual salary rate in 1995 of $85,000, subject to adjustment by the Board of Directors in subsequent years during the term of the Agreement. During 2001 Mr. Gaylord's salary was $119,919. Mr. Gaylord is also entitled to customary employee benefits and perquisites. The Agreement provides that in the event of a change in control of the Company or the Bank, if Mr. Gaylord's employment is involuntarily terminated, or if Mr. Gaylord's status and compensation are reduced without cause within one year of the change in control, Mr. Gaylord shall be entitled to payment of an amount equal to his annual salary. The Agreement provides that the Company and the Bank may terminate Mr. Gaylord's employment at any time for cause without further obligation to compensate Mr. Gaylord. The Agreement broadly defines cause to generally include, among other things, misfeasance, malfeasance, and nonfeasance of Mr. Gaylord's duties and breach of the Agreement. The Agreement further provides that Mr. Gaylord shall not, for a period of one year after Mr. Gaylord's last day of employment, provide financial services or otherwise compete with the business of the Company and the Bank in the City of Mason, Michigan and a three mile radius surrounding it. Further, Mr. Gaylord shall not during that one year period solicit customers of the Bank and its affiliates or solicit for hire any then current Bank or Company employees or contact them for the purpose of inducing them to leave the Bank or Company. The Agreement also requires Mr. Gaylord to maintain the confidentiality of certain information and trade secrets of the Company and the Bank following the termination of his employment.

         Item 12.    Security Ownership of Certain Beneficial Owners and
                     Management


                             PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information, as of March 1, 2002, as to the Common Stock beneficially owned by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock:


                                 Name and Address        Amount and Nature       Percent
         Title of Class        of Beneficial Owner    of Beneficial Ownership    of Class
         --------------        -------------------    -----------------------    --------

         Common Stock,         June M. Oesterle Trust           54,586 (1)        9.16%
         $5 par value          Lyle M. Oesterle Trust
                               1975 Okemos Road
                               Mason, MI  48854

         Common Stock,         Colin J. Fingerle Trust          37,343            6.27%
         $5 par value          2505 Londonderry Road
                               Ann Arbor, MI  48104



         (1) Total of shares owned by both the June M. Oesterle Trust of which June M. Oesterle is the sole Trustee and the Lyle M. Oesterle Trust of which Lyle M. Oesterle, spouse of June M. Oesterle, is sole Trustee.

         In addition, reference is made to Directors -- under Part III, Item 10, of this Form 10-K report on page 13.


         Item 13.    Certain Relationships and Related Transactions

         Directors and officers of the Company and their associates were customers of, and had transactions with, subsidiaries of the Company in the ordinary course of business during 2001. All loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

         The information appearing in Note 4 on page 19 of the Notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders is incorporated by reference in response to this item.

                                     PART IV

         Item 14.    Exhibits, Financial Statement Schedules, and Reports on
                     Form 8-K

           (a).  The following documents are filed as part of this report:

                1. The following consolidated financial statements of Capital Directions, Inc. included in the 2001 Annual Report to Shareholders for the year ended December 31, 2001, are incorporated herein by reference in Item 8:



                                                                           Page in 2001
                                                                           Annual Report
                                                                           -------------


                     Consolidated balance sheets --
                         December 31, 2001 and 2000                         13

                     Consolidated statements of income for the years
                         ended December 31, 2001, 2000 and 1999             14

                     Consolidated statements of cash flows for the years
                         ended December 31, 2001, 2000 and 1999             15

                     Consolidated statements of changes in shareholders'
                         equity for the years ended December 31, 2001,
                         2000 and 1999                                      16

                     Notes to consolidated financial statements             17-24

                     Report of Independent Auditors                         12

                2.   Financial Statement Schedules

                     Not applicable

                3.   Exhibits


PART IV -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           (continued)


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

                     (13) Annual Report to Shareholders for the year ended December 31, 2001 (filed herewith).

                     (22) Subsidiaries of registrant (previously filed as Exhibits included in Capital Directions, Inc.'s 1988 10-K report dated March 29, 1989)

                     (23) Consents of experts. Consent of Crowe, Chizek and Company LLP.


         (b).   Reports on Form 8-K

                Form 8-K was filed on October 1, 2001 relating to the implementation of a stock repurchase program.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2002.


CAPITAL DIRECTIONS, INC.


         /s/ Timothy P. Gaylord      Timothy P. Gaylord
----------------------------------   (President and Chief Executive Officer)

         /s/ Lois A. Toth            Lois A. Toth
----------------------------------   (Treasurer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities indicated on March 25, 2002.

          /s/ George A. Sullivan      George A. Sullivan
----------------------------------    Chairman of Board of Directors

          /s/ Gerald W. Ambrose       Gerald W. Ambrose
----------------------------------    Vice Chairman of Board of Directors

          /s/ Douglas W. Dancer       Douglas W. Dancer
----------------------------------    Secretary of Board of Directors

          /s/ Timothy P. Gaylord      Timothy P. Gaylord
----------------------------------    President and Chief Executive Officer

          /s/ Marvin B. Oesterle      Marvin B. Oesterle
----------------------------------    Director

          /s/ Paula Johnson           Paula Johnson
----------------------------------    Director

          /s/ James W. Leasure        James W. Leasure
----------------------------------    Director

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

         13 Annual Report to Shareholders for the year ended December 31, 2001 (filed herewith).

         22 List of Subsidiaries (Incorporated herein by reference to Exhibit 22 to Registrants' Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

         23     Consents of experts. Consent of Crowe, Chizek and Company LLP.