Form 10-Q
period 2002-03-31
CAPITAL DIRECTIONS INC
filed 2002-05-10
CIK 830157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
Of The Securities Exchange Act of 1934

For the quarter ended	March 31, 2002	Commission file number	33-20417

Capital Directions, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-2781737

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

322 South Jefferson St., Mason, Michigan	48854-0130

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(517) 676-0500

None

Former name, former address and former fiscal year, if changed since last report

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No

As of April 26, 2002 the registrant had outstanding 595,956 shares of common stock having a par value of $5 per share.

CAPITAL DIRECTIONS, INC.
INDEX TO FORM 10-Q

Page
PART I – FINANCIAL INFORMATION	Number

Item 1. Financial Statements
Consolidated Balance Sheets March 31, 2002 and December 31, 2001	1
Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001	2
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	3
Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2002 and 2001	4
Notes to Interim Consolidated Financial Statements	5-8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 2. Changes in Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	15
Index to Exhibits	16

PART I – FINANCIAL INFORMATION

CAPITAL DIRECTIONS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Cash and non interest bearing deposits	$2,022	$2,642
Interest bearing deposits	43	38
Federal funds sold	440	4,293

Total cash and cash equivalents	2,505	6,973
Securities available for sale	11,549	12,200
Federal Home Loan Bank (FHLB) stock	1,967	1,967

Total investment securities	13,516	14,167
Loans:
Commercial and agricultural	4,420	5,188
Installment	2,016	2,266
Real estate mortgage	94,548	85,378

Total loans	100,984	92,832
Allowance for loan losses	(1,047)	(1,048)

Net loans	99,937	91,784
Premises and equipment, net	1,077	1,107
Accrued income and other assets	3,347	3,246

Total assets	$120,382	$117,277

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Deposits:
Non interest bearing	$11,005	$10,470
Interest bearing	60,561	60,463

Total deposits	71,566	70,933
Long-term FHLB borrowings	33,108	31,125
Other liabilities	1,745	1,456

Total liabilities	106,419	103,514
SHAREHOLDERS’ EQUITY
Common stock: $5 par value, 1,300,000 shares authorized; 595,956 shares outstanding at March 31, 2002 and December 31, 2001	2,980	2,980
Additional paid in capital	2,597	2,597
Retained earnings	8,130	7,912
Accumulated other comprehensive income, net of tax of $132 as of March 31, 2002 and $141 as of December 31, 2001	256	274

Total shareholders’ equity	13,963	13,763

Total liabilities and shareholders’ equity	$120,382	$117,277

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share and per share data)	Three Months Ended
	March 31,

	2002	2001

Interest and Dividend Income
Interest and fees on loans	$1,792	$1,734
Federal funds sold	7	49
Interest and dividends on investment securities:
Taxable	168	232
Tax exempt	40	39

Total interest income	2,007	2,054
Interest Expense
Deposits	383	584
Short-term borrowings	1	1
Long-term borrowings	450	409

Total interest expense	834	994

Net interest income	1,173	1,060
Non Interest Income
Service charges on deposit accounts	80	79
Investment commission fees	17	13
Net gains on sale of loans	31	6
Other operating income	75	86

Total non interest income	203	184
Non Interest Expense
Salaries and employee benefits	403	376
Premises and equipment	89	83
Other operating expense	223	198

Total non interest expense	715	657

Income before income tax expense	661	587
Income tax expense	210	181

Net Income	$451	$406

Average common shares outstanding	595,956	598,056
Basic earnings per common share	$0.76	$0.68
Diluted earnings per common share	$0.75	$0.67
Dividends per share of common stock, declared	$0.39	$0.34

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities
Net income	$451	$406
Adjustments to reconcile net income to net cash from operating activities
Depreciation	32	31
Net amortization (accretion) on securities	1	(3)
Loans originated for sale	(1,001)	(1,223)
Proceeds from sale of loans originated for sale	1,006	326
Net gain on sales of loans originated for sale	(5)	(1)
Changes in assets and liabilities:
Accrued interest receivable	(57)	(25)
Accrued interest payable	14	(11)
Other assets	(35)	3
Other liabilities	262	221

Net cash from operating activities	668	(276)
Cash flows from investing activities
Securities available for sale:
Maturities, calls and principal payments	623	1,347
Net change in loans	(8,153)	541
Premises and equipment expenditures	(2)	(130)

Net cash from investing activities	(7,532)	1,758
Cash flows from financing activities
Net change in deposits	633	(3,552)
Proceeds from long-term FHLB borrowings	2,000	3,000
Repayment of long-term FHLB borrowings	(17)	(2,593)
Dividends paid	(220)	(203)

Net cash from financing activities	2,396	(3,348)

Net change in cash and cash equivalents	(4,468)	(1,866)
Cash and cash equivalents at beginning of year	6,973	8,566

Cash and cash equivalents at March 31	$2,505	$6,700

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$820	$1,005
Income taxes – federal	$150	$195

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the three months ended March 31, 2002 and 2001

(In thousands)
	Three Months Ended
	March 31,

	2002	2001

Net income	$451	$406
Other comprehensive income (loss),
net
Unrealized holding gains (losses) on securities available for sale arising during period	(27)	153
Tax effects	9	(52)

Other comprehensive income (loss), net	(18)	101

Comprehensive income	$433	$507

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 2002 and December 31, 2001 and results of operations and cash flows for the three month periods ended March 31, 2002 and 2001.

2.	The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

3.	The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year end 2001, included in the Registrant’s 2001 Annual Report on Form 10-K.

4.	Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, historical performance, current economic conditions, current analyses of asset quality and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers’ inability to comply with the original terms. As of March 31, 2002, non-performing loans totaled $283 or .28% of total loans. This represents a decrease of $20,000 from the $303,000 balance at December 31, 2001.

	March 31,	December 31,
Non-performing Loans	2002	2001
Non-accrual	$16,000	$20,000
90 days or more past due	240,000	255,000
Renegotiated	27,000	28,000

Total	$283,000	$303,000

Non-performing loans as a percent of:
Total loans	.28%	.33%
Allowance for loan losses	27.03%	28.91%

Note 4. Analysis of the Allowance For Loan Losses (continued)

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged-off, and additions or reductions to the allowance which have been charged or credited to expense.

(Dollars in thousands)	Three	Twelve
	Months	Months
	Ended	Ended
	March 31,	December 31,
	2002	2001

Balance at beginning of period	$1,048	$1,053
Charge-offs	(3)	(36)
Recoveries	2	31

Net charge-offs	(1)	(5)

Balance at end of period	$1,047	$1,048

Average loans outstanding during the period	$97,241	$86,794

Loans outstanding at end of period	$100,984	$92,832

Allowance as a percent of:
Total loans at end of period	1.04%	1.13%

Non-performing loans at end of period	369.96%	345.87%

Net charge-offs as a percent of:
Average loans outstanding	.00%	.00%

Allowance for loan losses	.10%	.48%

Note 5. Earnings Per Share

A reconciliation of basic and diluted earnings per share for the three month period ending March 31 follows:

(Dollars in thousands)	Three months ended

	2002	2001

Basic earnings per share:
Net income	$451	$406

Weighted average shares outstanding for basic earnings per share	595,956	598,056

Per share amount	$.76	$.68

Diluted earnings per share:
Net income	$451	$406

Weighted average shares outstanding for basic earnings per share	595,956	598,056
Effect of dilutive securities-stock options	4,056	4,651

Weighted average shares outstanding for diluted earnings per share	600,012	602,707

Per share amount	$.75	$.67

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

A summary of activity in the plan is as follows:

				Weighted
			Weighted	Average Fair
	Available		Average	Value of
	For	Options	Exercise	Options
	Grant	Outstanding	Price	Granted

Balance
December 31, 2001	13,893	22,007	$32.12
Granted	(4,000)	4,000	38.00	1.10

Balance
March 31, 2002	9,893	26,007	$33.03

For the options outstanding at March 31, 2002, the range of exercise prices was $12.75 to $41.50 per share with a weighted average remaining contractual term of 5.46 years. At March 31, 2002, 14,028 stock options were exercisable at a weighted average price of $27.85 per share. Had compensation cost for stock options been measured using SFAS No. 123, net income and earnings per share would have been the pro forma amounts indicated in the following table.

Note 6. Stock Option Plan (continued)

The proforma effect may increase in the future if more options are granted (in thousands, except per share data).

	Three Months	Three Months
	Ended	Ended
	March 31, 2002	March 31, 2001

Net income	$451	$406
Pro forma	442	393
Basic and diluted income per share:
As reported basic	$.76	$.68
Pro forma basic	.74	.66
As reported diluted	.75	.67
Pro forma diluted	.74	.65

The pro forma effects are computed using option pricing models. For the options granted during the three months ended March 31, 2002 the following weighted average assumptions as of the grant date were utilized.

Risk-free interest rate	4.27%
Expected option life	5 years
Expected stock price volatility	3.65%
Expected dividend yield	4.15%

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

Financial Condition (In thousands)

During the first quarter of 2002, the assets of the Company increased $3,105 or 2.65% from December 31, 2001. This increase resulted primarily from increased residential mortgage loan demand due to favorable borrowing rates.

Cash and cash equivalents have decreased $4,468 or 64.08% in the three-month period from December 31, 2001 to March 31, 2002. This is a result of a reduction of Federal funds sold as those excess funds were deployed in the funding of new residential mortgages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total outstanding loans have increased $8,152 during the first quarter of 2002. This is an increase of 8.78% from December 31, 2001. This greatest portion of this increase has been due to favorable residential mortgage loan rates, while commercial and installment loans have decreased slightly. During the first quarter of 2002, the Company has continued to sell certain loans into the secondary market as part of its asset and liability management strategy to minimize the risk associated with the recent reductions in interest rates.

The allowance for loan losses decreased $1 or .10% during the three month period ending March 31, 2002. At March 31, 2002 the allowance as a percent of outstanding loans was 1.04% compared to 1.13% at December 31, 2001. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses inherent in the portfolio.

Total deposits have increased $633 or .89% during the first quarter of 2002. This increase was concentrated in non-interest bearing and savings accounts while interest bearing demand and time deposits showed a slight decline.

Total shareholders’ equity increased $200 or 1.45% in the first quarter of 2002. This increase was comprised of net income of $451 and offset by decrease in net unrealized gains on available for sale securities of $18 and by dividends declared of $233. Book value per share was $23.43 at March 31, 2002 compared to $23.09 at December 31, 2001.

Results of Operations (In thousands)

For the first quarter of 2002, net income was $451, basic earnings per share was $.76, and diluted earnings per share was $.75, compared to $406, $.68, and $.67 for the same period in 2001. Average earning assets increased to $112,725 or 5.93% from March 31, 2001 to March 31, 2002. The average yield on earning assets decreased to 7.30% for the quarter ended March 31, 2002 from 7.93% for the comparable time period in 2001. Average costs for rate related liabilities decreased ninety-four basis points to 3.65% at March 31, 2002 from 4.59% at March 31, 2001. Net interest margin increased to 4.30% for the first three months of 2002 compared to 4.14% in the same period of 2001. The Company is experiencing an increasing margin related primarily to the change in the structure of earning assets. As loan demand declined during 2001, those funds were used to increase the securities portfolio, which tends to be at lower yields as compared to loans. As residential mortgage loan demand increased significantly during the past several months, funds from maturing securities as well as excess federal funds were deployed into higher yielding loans. The following table illustrates the change in net interest margin for the three months ended March 31, 2002 and March 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	2002			2001

	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)

Loans (taxable)	$97,143	$1,791	7.48%	$85,053	$1,722	8.21%
Loans (non-taxable)	98	2	8.16	808	18	9.16
Taxable investment securities	10,594	168	6.43	13,926	232	6.76
Non-taxable investment securities	3,186	61	7.75	2,966	59	8.09
Federal funds sold and other	1,704	7	1.64	3,662	49	5.38

Total interest earning assets	$112,725	$2,029	7.30%	$106,415	$2,080	7.93%

Interest bearing demand deposits	$10,094	$14	0.56%	$9,191	$14	.63%
Savings deposits	23,310	84	1.46	22,695	179	3.20
Time deposits <$100,000	18,837	212	4.57	17,743	249	5.69
Time deposits $100,000 and more	8,094	73	3.66	9,846	142	5.85
Federal funds purchased	277	1	1.44	28	1	6.07
Other borrowings	32,188	450	5.67	28,390	409	5.86

Total interest bearing liabilities	$92,800	$834	3.65%	$87,893	$994	4.59%

Net Interest Income/Spread		$1,195	3.65%		$1,086	3.34%

Net Interest Margin			4.30%			4.14%

(1)	Earning assets are presented on a fully taxable equivalent basis using a 34% tax rate, and average yields/rates are annualized.

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

Change in Net Interest Income
(Dollars in thousands)	2002 compared to 2001

	Volume	Rate	Total

Earning Assets
Loans (taxable)	$231	$(162)	$69
Loans (non-taxable)	(15)	(1)	(16)
Taxable investment securities	(53)	(11)	(64)
Non-taxable investment securities	4	(2)	2
Federal funds sold and other	(18)	(24)	(42)

Total interest income	$149	$(200)	$(51)
Interest Bearing Liabilities
Interest bearing demand deposits	$1	$(1)	$—
Savings deposits	5	(100)	(95)
Time deposits <$100,000	15	(52)	(37)
Time deposits $100,000 or more	(22)	(47)	(69)
Fed funds purchased	2	(2)	—
Other borrowings	53	(12)	41

Total interest expense	$54	$(214)	$(160)

Net interest Income	$95	$14	$109

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

There was no provision for loan losses during the first three months of 2002 as well as for the same period of 2001. This is representative of the stable loss experience and continuing performance experienced in the loan portfolio.

Non interest income increased $19 or 10.33% during the first quarter of 2002 when compared to the first quarter of 2001. Of this increase, a majority is attributable to gains realized on recognition of servicing rights related to loans sold during the period as well as by increased customer investment commissions. This was partially offset by a decrease in fees from ATM activity as well as a decrease in earnings realized on the Rabi Trust.

Non interest expense increased $58 or 8.83% when comparing the first quarter of 2002 to the first quarter of 2001. Most of this increase is a result of increased expenses for salaries and employee benefits as well as marketing, consulting and premises and equipment costs. This is partially offset by costs for data processing and supplies, which have decreased since the prior year.

The Federal income tax provision for the first three months of 2002 was $210, up from $181 for the same period in 2001. This increase reflects a higher taxable income for 2001.

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

Sources of liquidity include federal funds sold, investment security maturities and principal payments. A net average balance of $1,681 in federal funds sold was maintained during the first quarter of 2002. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowings and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

At March 31, 2002 the securities available for sale were valued at $11,549. It is not anticipated that management will use these funds due to the optional sources that may be available.

Interest rate sensitivity management seeks to maximize net interest margin through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the “rate sensitive position” or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as “GAP” and its handling as “GAP Management”. Throughout the first quarter of 2001, the results of the GAP analysis were within the Bank’s policy guidelines. At March 31, 2002, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 50%.

Liquidity and Interest Rate Risk (continued)

The following table shows the Company’s GAP position as of March 31, 2002. The Company has a liability sensitive position of approximately $28,337 within the one-year time frame, which indicates higher net interest income may be earned if rates decrease during the period and lower net interest income may be earned if rates increase during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control.

GAP Measurement (Dollars in thousands)

	0-30	31-90	2nd	3rd	4th
	Days	Days	Quarter	Quarter	Quarter

Assets
Loans	$4,153	$7,748	$2,981	$3,409	$3,131
Allowance for loan losses	—	—	—	—	—
Investments	2,032	1,511	—	2,148	1,141
Short-term Investments	440	—	—	—	—
Other non-earning assets	—	—	—	—	—

Total	$6,625	$9,259	$2,981	$5,557	$4,272

Liabilities
Non interest bearing deposits	$—	$—	$—	$—	$—
Interest bearing deposits	37,003	5,188	4,055	5,414	1,434
Long-term FHLB borrowings	—	—	—	707	3,230
Other liabilities	—	—	—	—	—
Capital	—	—	—	—	—

Total	$37,003	$5,188	$4,055	$6,121	$4,664

GAP	$(30,378)	$4,071	$(1,074)	$(564)	$(392)
Cumulative GAP	$(30,378)	$(26,307)	$(27,381)	$(27,945)	$(28,337)
GAP ratio	18%	178%	74%	91%	92%

[Additional columns below]

[Continued from above table, first column(s) repeated]

GAP Measurement (Dollars in thousands)
	Annual	1-3	3-5	Over 5
	Total	Years	Years	Years	Total

Assets
Loans	$21,422	$4,896	$10,554	$64,112	$100,984
Allowance for loan losses	—	—	—	—	-1,047
Investments	6,832	5,701	487	496	13,516
Short-term Investments	440	—	—	—	440
Other non-earning assets	—	—	—	—	6,489

Total	$28,694	$10,597	$11,041	$64,608	$120,382

Liabilities
Non interest bearing deposits	$—	$—	$—	$—	$11,005
Interest bearing deposits	53,094	4,767	2,650	50	60,561
Long-term FHLB borrowings	3,937	9,049	10,258	9,864	33,108
Other liabilities	—	—	—	—	1,745
Capital	—	—	—	—	13,963

Total	$57,031	$13,816	$12,908	$9,914	$120,382

GAP	$(28,337)	$(3,219)	$(1,867)	$54,694
Cumulative GAP	$(28,337)	$(31,556)	$(33,423)	$21,271
GAP ratio	50%	77%	86%	652%

Capital Resources (Dollars in thousands)

The Company’s capital adequacy is reviewed regularly to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders’ equity, excluding the net unrealized gain on securities available for sale, increased $218 or 1.62% to $13,707 for the first quarter of 2002. This represents 11.39% of total assets. At December 31, 2001, the similar ratio of shareholders’ equity to total assets was 11.74%. Dividends declared per common share increased by 14.71% to $.39 per share in 2002 compared to $.34 in 2001.

Regulators established “risk-based” capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk-based and total assets based on perceived risk in asset categories and certain off-balance sheet items, such as loan commitments and standby letters of credit. On March 31, 2002, the Bank has a “risk-based” total capital to asset ratio of 19.46%. The ratio exceeds the requirements established by regulatory agencies as shown below.

(Dollars in thousands)		Minimum Required
March 31, 2002		For Capital		Under Prompt Corrective
	Actual	Adequacy Purposes		Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$14,597	19.46%	$6,001	8.00%	$7,501	10.00%
Tier 1 capital (to risk weighted assets)	13,658	18.21	3,001	4.00	4,501	6.00
Tier 1 capital (to average assets)	13,658	11.54	4,735	4.00	5,919	5.00

Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy. It is the opinion of management that capital and shareholders’ equity is adequate and will continue to be so throughout 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required as Registrant meets requirements to be a small business filer.

Part II – Other Information

Item 1. Legal proceedings

The Company is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the registrant or its subsidiaries as of and for the period ended March 31, 2002.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2002, there weren’t any changes in the Registrant’s securities, relevant to the requirements of this section, that would cause any shareholder’s rights to be materially modified, limited or qualified.

Item 3. Defaults Upon Senior Securities

No defaults have occurred involving senior securities on the part of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of the Registrant’s security holders.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

1.	Exhibits required by Item 601 of Regulation S-K
See Index to Exhibits on page 13.

2.	Reports on Form 8-K
No reports on Form 8-K were filed for the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL DIRECTIONS, INC

Date: May 1, 2002	By: /s/ Timothy Gaylord

Timothy Gaylord President

Date: May 1, 2002	By: /s/ Lois A. Toth

Lois A. Toth Treasurer

Index to Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession – Consolidation Agreement included in Amendment No. 1 to Form S-4 Registrant Statement No. 33-20417

3	Instruments Defining the Rights of Security Holders, Including Debentures – Not applicable

11	Statement Regarding Computation of Per Share Earnings – Not applicable

15	Letter Regarding Unaudited Interim Financial Information – Not applicable

18	Letter Regarding Change in Accounting Principals – Not applicable

19	Previous Unfiled Documents – Not applicable

20	Report Furnished to Security Holders – Not applicable

23	Published Report Regarding Matters Submitted to Vote of Security Holders – Not applicable

24	Consents of Experts and Counsel – Not applicable

25	Power of Attorney – Not applicable

27	Additional Exhibits – Not applicable