Form 10-Q
period 2002-06-30
CAPITAL DIRECTIONS INC
filed 2002-08-13
CIK 830157

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the quarter ended           June 30, 2002             Commission file number             33-20417

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X        No ____

As of July 24, 2002 the registrant had outstanding 589,308 shares of common stock having a par value of $5 per share.

CAPITAL DIRECTIONS, INC.
INDEX TO FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION		Number

Item 1.	Consolidated Balance Sheets June 30, 2002 and December 31, 2001	1

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2002 and 2001	2

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	3

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2002 and 2001	4

	Notes to Interim Consolidated Financial Statements	5-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

	Signatures	16

	Index to Exhibits	17

	Exhibits 99.1 and 99.2	18-19

PART I – FINANCIAL INFORMATION

CAPITAL DIRECTIONS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Cash and non interest bearing deposits	$2,052	$2,642
Interest bearing deposits	39	38
Federal funds sold	—	4,293

Total cash and cash equivalents	2,091	6,973
Securities held to maturity	400	—
Securities available for sale	10,881	12,200
Federal Home Loan Bank (FHLB) stock	1,967	1,967

Total investment securities	13,248	14,167
Loans:
Commercial and agricultural	4,911	5,188
Installment	1,878	2,266
Real estate mortgages	94,006	85,378

Total loans	100,795	92,832
Allowance for loan losses	(1,049)	(1,048)

Net loans	99,746	91,784
Premises and equipment, net	1,083	1,107
Accrued income and other assets	3,389	3,246

Total assets	$119,557	$117,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non interest bearing	$10,898	$10,470
Interest bearing	56,943	60,463

Total deposits	67,841	70,933
Federal funds purchased	2,100	—
Long-term FHLB borrowings	34,108	31,125
Other liabilities	1,637	1,456

Total liabilities	105,686	103,514
SHAREHOLDERS’ EQUITY
Common stock: $5 par value, 1,300,000 shares authorized; 589,308 outstanding at June 30, 2002 and 595,956 outstanding at December 31, 2001	2,947	2,980
Additional paid in capital	2,597	2,597
Retained earnings	8,115	7,912
Accumulated other comprehensive income, net of tax of $109 as of June 30, 2002 and $141 as of December 31, 2001	212	274

Total shareholders’ equity	13,871	13,763

Total liabilities and shareholders’ equity	$119,557	$117,277

     See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Interest and Dividend Income
Interest and fees on loans	$1,751	$1,704	$3,543	$3,438
Federal funds sold	4	54	11	103
Interest and dividends on investment securities:
Taxable	165	223	333	455
Tax exempt	39	37	79	76
Other interest income	—	1	—	1

Total interest income	1,959	2,019	3,966	4,073
Interest Expense Deposits	367	532	750	1,116
Short-term borrowings	2	—	3	1
Long-term borrowings	478	409	928	818

Total interest expense	847	941	1,681	1,935

Net Interest Income	1,112	1,078	2,285	2,138
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	1,112	1,078	2,285	2,138
Non Interest Income
Service charges on deposit accounts	79	85	159	164
Investment commission fees	14	9	31	22
Net gains on sale of loans	20	47	51	53
Other income	88	92	163	178

Total non interest income	201	233	404	417
Non Interest Expense
Salaries and employee benefits	378	366	781	742
Premises and equipment	82	87	171	170
Other operating expense	222	220	445	418

Total non interest expense	682	673	1,397	1,330

Income before income tax expense	631	638	1,292	1,225
Income tax expense	188	195	398	376

Net Income	$443	$443	$894	$849

Average common shares outstanding	592,006	598,056	593,970	598,056
Basic earnings per common share	0.75	0.74	1.51	1.42
Diluted earnings per common share	0.74	0.74	1.49	1.41
Dividends per share of common stock, declared	0.39	0.35	0.78	0.69

     See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2002	2001

Cash flows from operating activities
Net income	$894	$849
Adjustments to reconcile net income to net cash from operating activities Depreciation	65	63
Net amortization (accretion) on securities	1	(5)
Loans originated for sale	(1,537)	(2,525)
Proceeds from sale of loans originated for sale	1,546	1,847
Net gain on sales of loans originated for sale	(9)	(2)
Changes in assets and liabilities:
Accrued interest receivable	(14)	87
Accrued interest payable	(3)	(45)
Other assets	(97)	(58)
Other liabilities	175	155

Net cash from operating activities	1,021	366
Cash flows from investing activities
Securities available for sale:
Purchases	(846)	(1,028)
Maturities, calls and principal payments	2,070	2,482
Securities held to maturity:
Purchases	(400)	—
Net change in loans	(7,962)	817
Premises and equipment expenditures	(41)	(233)

Net cash from investing activities	(7,179)	2,038
Cash flows from financing activities
Net change in deposits	(3,092)	(5,016)
Federal funds purchased	2,100	—
Proceeds from long-term FHLB borrowings	3,000	4,000
Repayment of long-term FHLB borrowings	(17)	(4,093)
Repurchase of common stock	(263)	—
Dividends paid	(452)	(406)

Net cash from financing activities	1,276	(5,515)

Net change in cash and cash equivalents	(4,882)	(3,111)
Cash and cash equivalents at beginning of year	6,973	8,566

Cash and cash equivalents at June 30	$2,091	$5,455

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$753	$1,980
Income taxes – federal	$359	$397

     See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the three and six months ended June 30, 2002 and 2001

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net income	$443	$443	$894	$849
Other comprehensive income (loss),
net
Unrealized holding gains (losses) on securities available for sale arising during period	(67)	9	(94)	162
Tax effects	23	(3)	32	(55)

Other comprehensive income (loss), net	(44)	6	(62)	107

Comprehensive income	$399	$449	$832	$956

     See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 2002 and December 31, 2001, and results of operations for the three and six month periods ended June 30, 2002 and 2001, and the cash flows for the six month periods ended June 30, 2002 and 2001.

2.	The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

3.	The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year end 2001, included in the Registrant’s 2001 Annual Report on Form 10-K.

4.	Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, historical performance, current economic conditions, current analyses of asset quality and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers’ inability to comply with the original terms. As of June 30, 2002, non-performing loans totaled $130,000 or .13% of total loans. This represents a decrease of $173,000 from the $303,000 balance at December 31, 2001.

	June 30,	December 31,
Non-performing loans	2002	2001

Non-accrual	$76,000	$20,000
90 days or more past due	28,000	255,000
Renegotiated	26,000	28,000

Total	$130,000	$303,000

Non-performing loans as a percent of:
Total loans	.13%	.33%
Allowance for loan losses	12.39%	28.91%

Note 4. Analysis of the allowance for loan losses (continued)

The following table summarizes changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and addition or reductions to the allowance which have been charged or credited to expense.

(Dollars in thousands)
	Six Months	Twelve Months
	Ended	Ended
	June 30,	December 31,
	2002	2001

Balance at beginning of period	$1,048	$1,053
Charge-offs	(4)	(36)
Recoveries	5	31

Net (charge-offs) recoveries	1	(5)
Additions (reductions) to allowance for loan losses	—	—

Balance at end of period	$1,049	$1,048

Average loans outstanding during the period	$99,032	$86,794

Loans outstanding at end of period	$100,795	$92,832

Allowance as a percent of:
Total loans at end of period	1.04%	1.13%

Non-performing loans at end of period	806.92%	345.87%

Net charge-offs as a percent of:
Average loans outstanding	.00%	(00)%

Allowance for loan losses	(.10)%	.48%

Note 5. Earnings per share

5.	A reconciliation of basic and diluted earnings per share for the three-month and six-month periods; ending June 30 follows:

     (Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Basic earnings per share
Net income	$443	$443	$894	$849

Weighted average shares
outstanding for basic earnings per share	592,006	598,056	593,970	598,056

Per share amount	$.75	$.74	$1.51	$1.42

Diluted earnings per share
Net income	$443	$443	$894	$849

Weighted average shares outstanding for basic earnings per share	592,006	598,056	593,970	598,056
Effect of dilutive securities- Stock options	4,944	2,423	4,445	4,750

Weighted average shares outstanding for diluted earnings per share	596,950	600,479	598,415	602,806

Per share amount	$.74	$.74	$1.49	$1.41

Note 6. Stock Option Plan

6.	Options to buy common stock are granted to officers and other key employees under a Stock Option Plan which provides for the issuance of up to 40,000 shares of common stock. The plan provides for stock options to be granted at prices that approximate the fair value of the stock at the respective dates of grant. The vesting of stock options does not start until two years from the date of the grant. After two years, the options will vest evenly over a three year period. The plan terminates on May 20, 2003. All shares and per share amounts have been restated for stock splits.

Note 6. Stock Option Plan (continued)

A summary of activity in the plan is as follows:

				Weighted
			Weighted	Average Fair
	Available		Average	Value of
	For	Options	Exercise	Options
	Grant	Outstanding	Price	Granted

Balance at
December 31, 2001	13,893	22,007	$32.12
Granted	(4,000)	4,000	38.00	$1.10

Balance
June 30, 2002	9,893	26,007	$33.03

For the options outstanding June 30, 2002, the range of exercise prices was $12.75 to $41.50 per share with a weighted average remaining contractual term of 5.25 years. At June 30, 2002, 14,028 were exercisable at a weighted average price of $27.85 per share. Had compensation cost for stock options been measured using SFAS No. 123, net income and earnings per share would have been the pro forma amounts indicated.

     (Dollars in thousands, except per share amounts)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income
As reported	$443	$443	$894	$849
Pro forma	444	432	886	838
Basic and diluted income
per share
As reported basic	$.75	$.74	$1.51	$1.42
Pro forma basic	.75	.74	1.49	1.40
As reported diluted	.74	.72	1.49	1.41
Pro forma diluted	.74	.72	1.48	1.39

The pro forma effects are computed with option pricing models. For the options granted during the six months ended June 30, 2002 the following weighted average assumptions as of the grant date were used.

Risk-free interest rate	4.95%
Expected option life	5 years
Expected stock price volatility	4.02%
Expected dividend yield	3.44%

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of financial condition and results of operations provides additional information to assess the Consolidated Financial Statements of the Registrant and its wholly owned subsidiaries. Capital Directions, Inc. is a one-bank holding company, which commenced operations on July 22, 1988. This was facilitated by the acquisition of 100% of the outstanding shares of Mason State Bank in an exchange of common stock. Mason State Mortgage Company, LLC will be formed July 16, 2002. This will be facilitated by a 99% ownership provided by Mason State Bank and 1% ownership provided by Capital Directions, Inc. The Company and its subsidiaries provide banking and financial services in the banking industry. Substantially all revenue and services are derived from banking products and services. The Bank’s primary services include accepting retail deposits and making residential, consumer and commercial loans.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

The corporation is not aware of any market or institutional trends, events or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein.

Financial Condition (In thousands)

Assets totaled $119,557 at June 30, 2002. The 1.94% increase of $2,280 from $117,277 at December 31, 2001 resulted primarily from a decrease of $4,293 in Federal funds sold and a $919 decrease in investment securities which were used to fund an increase of $7,963 in total loans.

Cash and cash equivalents have decreased $4,882 or 70.01% in the six month period from December 31, 2001 to June 30, 2002. This is a result of the reduction of excess Federal funds sold that were used to fund loan growth.

Total outstanding loans have increased $7,963 during the first six months of 2002. This is an increase of 8.58% from December 31, 2001. This increase has been concentrated in the residential real estate mortgage portfolio, while commercial and installment loans have decreased slightly. Currently, no 1-4 family residential loans reside in the held-for-sale category and as of June 30, 2002, as all loans were sold that had been committed for sale. During the first and second quarter of 2002, the Company decided to sell certain loans into the secondary market as part of the asset and liability strategy to minimize risk associated with the recent reduction in interest rates. Management will closely monitor this strategy in the near term.

The allowance for loan losses increased $1 or .10% during the six-month period ending June 30, 2002. At June 30, 2002 the allowance as a percent of outstanding loans was 1.04% compared to 1.13% at December 31, 2001. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses inherent in the portfolio.

Total deposits as of June 30, 2002 compared to year-end 2001 decreased by $3,092 or 4.36%. The decline was concentrated in time deposits greater than $100,000, while savings deposits increased in the same period. This decline is primarily the result of customers seeking alternative deposit opportunities due to the declining rate environment.

Total shareholders’ equity increased $108 or .78% in the first six months of 2002. Net income of $894 increased shareholders’ equity, while dividends declared, repurchase of common stock of $263 and $62 net unrealized gain on available for sale securities reduced shareholders’ equity. Book value per share was $23.54 at June 30, 2002 compared to $23.09 at December 31, 2001.

For the second quarter of 2002, net income was $443, basic earnings per share was $.75, and diluted earnings per share was $.74, compared to $443, $.74, and $.74 for the same period in 2001. During the six-month period ending June 30, 2002, net income totaled $894, basic earnings per share was $1.51, and diluted earnings per share was $1.49, compared to $849, $1.42 and $1.41 for the same period in 2001. Average earning assets increased by 7.10% or $7,555 from June 30, 2001 to June 30, 2002. The average yield on earning assets decreased to 7.09% for the six-month period ended June 30, 2002 from 7.81% for the comparable time period in 2001. Average costs for rate related liabilities decreased to 3.61% at June 30, 2002 from 4.46% at June 30, 2001. Net interest margin decreased to 4.12% for the first six-months of 2002 compared to 4.14% in the same period of 2001. This is a result of the continued falling rate environment. The Company is experiencing a declining margin related primarily to the change in the structure of earning assets. As commercial loan demand declined during 2001 and 2002, those funds were used to increase the securities portfolio and residential mortgage portfolios, which tend to be at lower yields as compared to commercial loans. Security maturities in 2002 were also used to fund residential loan growth. The following table illustrates the change in net interest margin for the six months ended June 30, 2002 and June 30, 2001.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

		2002			2001

	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate(1)	Balance	Interest(1)	Rate(1)

Loans (taxable)	$98,836	$3,538	7.22%	$84,266	$3,399	8.13%
Loans (non-taxable)	146	6	7.53%	677	29	8.64%
Loans held for sale	50	2	8.00%	669	20	6.03%
Taxable investment securities	10,574	333	6.36%	13,548	455	6.77%
Non-taxable investment securities	3,164	120	7.65%	2,891	115	8.02%
Federal funds sold and other	1,225	10	1.71%	4,389	104	4.78%

Total interest earning assets	$113,995	$4,009	7.09%	$106,440	$4,122	7.81%
Interest bearing demand deposits	$10,189	$28	.55%	$9,047	$28	.62%
Savings deposits	23,731	177	1.50%	22,292	329	2.98%
Time deposits <$100,000	18,678	407	4.36%	17,569	489	5.61%
Time deposits $100,000 or more	7,675	138	3.64%	10,023	269	5.41%
Federal funds purchased	286	3	2.10%	16	1	6.30%
Other borrowings	33,109	928	5.65%	28,460	819	5.80%

Total interest bearing liabilities	$93,668	$1,681	3.61%	$87,407	$1,935	4.46%
Net Interest		$2,328	3.48%		$2,187	3.35%
Net Interest Margin			4.12%			4.14%

(1)	Earning assets are presented on a fully taxable equivalent basis, using a 34% tax rate, and average yields/rates are annualized.

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

Change in Net Interest Income
(Dollars in thousands)	2002 compared to 2001
	Volume	Rate	Total

Earning Assets

Loans (taxable)	$548	$(409)	$139
Loans (non-taxable)	(22)	(1)	(23)
Loans held for sale	(23)	5	(18)
Taxable investment securities	(95)	(27)	(122)
Non-taxable investment securities	11	(6)	5
Federal funds sold	(49)	(45)	(94)

Total interest income	$370	$(483)	$(113)

Interest Bearing Liabilities

Interest bearing demand deposits	$3	$(3)	$—
Savings deposits	20	(172)	(152)
Time deposits <$100,000	29	(111)	(82)
Time deposits $100,000 or more	(54)	(77)	(131)
Federal funds purchased	3	(1)	2
Other borrowings	131	(22)	109

Total interest expense	$132	$(386)	$(254)

Net Interest Income	$238	$(97)	$141

Earning assets are presented on a fully taxable equivalent basis.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

The provision for loan losses was $0 during the second quarter of 2002, unchanged from the same period of 2001. For the six months ended June 30, the provision was $0 in 2002 compared to $0 in 2001. This is consistent with the decline in non-performing loans.

Non-interest income decreased $32 or 13.73% during the second quarter of 2002 when compared to the second quarter of 2001. This is primarily attributable to a decrease in the recognition of mortgage servicing rights on loans sold into the secondary market, a decrease in service charge income on deposit accounts and lower ATM fee income. For the six months ended June 30, non-interest income has decreased $13 or 3.12% when compared to the similar period in 2001. This is a result of the same factors affecting the second quarter decrease.

Non-interest expense increased $9 or 1.34% when comparing the second quarter of 2002 to 2001. Most of this increase is a result of increased personnel costs for salaries and employee benefits as some vacant positions have been replaced. This is partially offset by an decrease in premises and equipment costs and increased postage and legal expenses. For the six months ended June 30, 2002 non-interest expense slightly increased $67 or 5.04% compared to the same period in 2001. Salaries and benefits increased $39 or 5.26% as some vacant positions have been filled. Increases were also realized in legal expense, other real estate expense and consulting services.

The federal income tax provision for the second quarter of 2002 was $188, down $7 for the same period in 2001. Year-to-date the income tax provision has increased by $22 or 5.85%. This increase reflects a higher taxable income for 2002. The effective tax rate was 30% and 30% for the three months ended June 30, 2002 and 2001 and 31% and 31% for the six months ended June 30, 2002 and 2001. The effective tax rates are lower than the 34% statutory rate due to non-taxable income on loans and investments.

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

Sources of liquidity include federal funds sold, investment security maturities and principal payments. A net average balance of $738 in federal funds sold was maintained during the second quarter of 2002. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. During the first six months of 2002, the Bank used this source of funding to offset security purchases to be used as collateral for public deposits. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowing and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

At June 30, 2002 the securities available for sale were valued at $10,881. It is not anticipated that management will use these funds due to the optional sources that may be available.

Interest rate sensitivity management seeks to maximize net interest margin through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the “rate sensitive position” or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as “GAP” and its handling as “GAP Management”. Throughout the second quarter of 2002, the results of the GAP analysis were within the Bank’s policy guidelines. At June 30, 2002, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 46%.

The following table shows the Corporation’s GAP position as of June 30, 2002. The Corporation has a liability sensitive position of approximately $32,822 within the one-year time horizon, which indicates higher net interest income may be earned if rates decrease during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control.

GAP Measurement (Dollars in thousands)

	0-30	31-90	2nd	3rd	4th	Annual
	Days	Days	Quarter	Quarter	Quarter	Total

Assets Loans	$4,180	$8,286	$2,984	$2,985	$2,587	$21,022
Allowance for loan losses	—	—	—	—	—	—
Investments	1,967	—	2,525	1,040	1,496	7,028
Short-term Investments	39	—	—	—	—	39
Other non- earning assets	—	—	—	—	—	—

Total	$6,186	$8,286	$5,509	$4,025	$4,083	$28,089

Liabilities
Non interest bearing deposits	$—	$—	$—	$—	$—	$—
Interest bearing deposits	37,116	3,615	5,970	1,614	1,559	49,874
Federal Funds purchased	2,100	—	—	—	—	2,100
Long-term FHLB borrowings	—	—	1,707	3,230	4,000	8,937
Other liabilities	—	—	—	—	—	—
Capital	—	—	—	—	—	—

Total	$39,216	$3,615	$7,677	$4,844	$5,559	$60,911

GAP	$(33,030)	$4,671	$ (2,168)	$(819)	$(1,476)	$(32,822)
Cumulative
GAP	$(33,030)	$(28,359)	$(30,527)	$(31,346)	$(32,822)	$(32,822)
GAP ratio	16%	229%	72%	83%	73%	46%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	1-3	3-5	Over 5
	Years	Years	Years	Total

Assets Loans	$4,471	$11,569	$63,733	$100,795
Allowance for loan losses	—	—	—	(1,049)
Investments	5,413	212	595	13,248
Short-term Investments	—	—	—	39
Other non- earning assets	—	—	—	6,524

Total	$9,884	$11,781	$64,328	$119,557

Liabilities
Non interest bearing deposits	$—	$—	$—	$10,898
Interest bearing deposits	4,789	2,230	50	56,943
Federal Funds purchased	—	—	—	2,100
Long-term FHLB borrowings	6,249	8,058	10,864	34,108
Other liabilities	—	—	—	1,637
Capital	—	—	—	13,871

Total	$11,038	$10,288	$10,914	$119,557

GAP	$(1,154)	$1,493	$53,414
Cumulative
GAP	$(33,976))	$(32,483)	$20,931
GAP ratio	90%	115%	589%

Capital Resources

The Corporation’s capital adequacy is reviewed regularly to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders’ equity, excluding the net unrealized gain on securities available for sale, increased $170 or 1.26% to

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

$13,659 for the first six months of 2002. This represents 11.42% of total assets. At June 30, 2001, the similar ratio of shareholders’ equity to total assets was 11.50%. Dividends declared increased by 12.02% to $462 in 2002 compared to $413 in 2001.

Regulators established “risk-based” capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk based and total assets based on perceived risk in asset categories and certain off-balance sheet items, such as loan commitments and standby letters of credit. On June 30, 2002, the Bank has a “risk-based” total capital to asset ratio of 20.12%. The ratio exceeds the requirements established by regulatory agencies as shown below.

(Dollars in thousands)		Minimum Required
June 30, 2002		For Capital		Under Prompt Corrective
	Actual	Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$14,524	20.12%	$5,775	8.00%	$7,219	10.00%
Tier 1 capital (to risk weighted assets)	13,620	18.87	2,887	4.00	4,331	6.00
Tier 1 capital (to average assets)	13,620	11.26	4,838	4.00	6,047	5.00

Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy. It is the opinion of management that capital and shareholders’ equity is adequate and will continue to be so throughout 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not required as Registrant meets requirements to be a small business filer.

Part II – Other Information

Item 1. Legal proceedings

The Corporation is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended June 30, 2002.

Item 2. Changes in securities and use of proceeds

During the six months ended June 30, 2002, there weren’t any changes in the Registrant’s securities, relevant to the requirements of this section, that would cause any shareholder’s rights to be materially modified, limited or qualified.

Item 3. Defaults upon senior securities

No defaults have occurred involving senior securities on the part of the Registrant.

Item 4. Submission of matters to a vote of security holders

The annual meeting of security holders of the Company was held April 25, 2002. Information concerning the matters brought to a vote of security holders is contained in the Company’s Proxy Statement and Notice of Annual Meeting of Shareholders held April 25, 2002, as previously filed. There have been no further matters submitted to a vote of the Registrant’s security holders during the six months ended June 30, 2002.

Item 5. Other information

None

Item 6. Exhibits and reports on Form 8-K

1.	Exhibits required by Item 601 of Regulation S-K See Index to Exhibits on page 13.

2.	Reports on Form 8-K No reports on Form 8-K were filed for the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL DIRECTIONS, INC.

Date:	August 6, 2002	By: /s/	Timothy Gaylord Timothy Gaylord President

Date:	August 6, 2002	By: /s/	Lois A. Toth Lois A. Toth Treasurer

Index to Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession – Consolidation Agreement included in Amendment No. 1 to Form S-4 Registrant Statement No. 33-20417

3	Instruments Defining the Rights of Security Holders, Including Debentures – Not applicable

11	Statement Regarding Computation of Per Share Earnings – Not applicable

15	Letter Regarding Unaudited Interim Financial Information – Not applicable

18	Letter Regarding Change in Accounting Principals – Not applicable

19	Previous Unfiled Documents – Not applicable

20	Report Furnished to Security Holders – Not applicable

23	Published Report Regarding Matters Submitted to Vote of Security Holders – Not applicable

24	Consents of Experts and Counsel – Not applicable

25	Power of Attorney – Not applicable

27	Additional Exhibits – Not applicable

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002