Form 10-Q
period 2002-09-30
CAPITAL DIRECTIONS INC
filed 2002-11-13
CIK 830157

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
Of The Securities Exchange Act of 1934

For the quarter ended	September 30, 2002	Commission file number	33-20417

Capital Directions, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-2781737

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

322 South Jefferson St., Mason, Michigan	48854-0130

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(517) 676-0500

None

Former name, former address and former fiscal
year, if changed since last report

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of October 22, 2002 the registrant had outstanding 590,308 shares of common stock having a par value of $5 per share.

CAPITAL DIRECTIONS, INC.
INDEX TO FORM 10-Q

		Page Number
PART I —	FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets
	September 30, 2002 and December 31, 2001	1

	Consolidated Statements of Income for the Three and Nine Months
	Ended September 30, 2002 and 2001	2

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2002 and 2001	3

	Consolidated Statements of Comprehensive Income
	for the Three and Nine Months Ended September 30, 2002 and 2001	4

	Notes to Interim Consolidated Financial Statements	5-8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures Disclosure	14

PART II —	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

	Signatures	16

	Certifications	17-18

	Index to Exhibits	19

	Exhibits 99.1 and 99.2	20-21

PART I — FINANCIAL INFORMATION

CAPITAL DIRECTIONS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Cash and non interest bearing deposits	$3,831	$2,642
Interest bearing deposits	740	38
Federal funds sold	5,690	4,293

Total cash and cash equivalents	10,261	6,973
Securities held to maturity	400	—
Securities available for sale	11,455	12,200
Federal Home Loan Bank (FHLB) stock	1,967	1,967

Total securities	13,822	14,167
Loans held for sale	531	—
Loans:
Commercial and agricultural	5,112	5,188
Installment	1,907	2,266
Real estate mortgages	92,882	85,378

Total loans	99,901	92,832
Allowance for loan losses	(1,050)	(1,048)

Net loans	98,851	91,784
Premises and equipment, net	1,047	1,107
Accrued income and other assets	3,446	3,246

Total assets	$127,958	$117,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non interest bearing	$11,869	$10,470
Interest bearing	65,194	60,463

Total deposits	77,063	70,933
Long-term FHLB borrowings	35,108	31,125
Other liabilities	1,663	1,456

Total liabilities	113,834	103,514
SHAREHOLDERS’ EQUITY
Common stock: $5 par value, 1,300,000 shares authorized; 590,308 outstanding at Sept. 30, 2002 and 595,956 outstanding at December 31, 2001	2,952	2,980
Additional paid in capital	2,610	2,597
Retained earnings	8,381	7,912
Accumulated other comprehensive income, net of tax of $93 as of September 30, 2002 and $141 as of December 31, 2001	181	274

Total shareholders’ equity	14,124	13,763

Total liabilities and shareholders’ equity	$127,958	$117,277

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest and Dividend Income
Interest and fees on loans	$1,767	$1,683	$5,310	$5,121
Federal funds sold	9	52	20	155
Interest and dividends on securities:
Taxable	157	216	490	671
Tax exempt	42	42	121	118
Other interest income	1	—	1	1

Total interest income	1,976	1,993	5,942	6,066
Interest Expense
Deposits	362	499	1,112	1,615
Short-term borrowings	3	—	6	1
Long-term borrowings	489	424	1,417	1,242

Total interest expense	854	923	2,535	2,858

Net Interest Income	1,122	1,070	3,407	3,208
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	1,122	1,070	3,407	3,208
Non Interest Income
Service charges on deposit accounts	77	81	236	245
Investment commission fees	6	23	37	45
Net gains on sale of loans	117	2	168	55
Other income	59	86	222	264

Total non interest income	259	192	663	609
Non Interest Expense
Salaries and employee benefits	392	347	1,173	1,089
Premises and equipment	80	87	251	257
Other operating expense	184	195	629	613

Total non interest expense	656	629	2,053	1,959

Income before income tax expense	725	633	2,017	1,858
Income tax expense	228	196	626	572

Net Income	$497	$437	$1,391	$1,286

Average common shares outstanding	589,515	598,056	592,469	598,056
Basic earnings per common share	0.84	0.73	2.35	2.15
Diluted earnings per common share	0.84	0.73	2.33	2.13
Dividends per share of common stock, declared	0.39	0.36	1.17	1.05

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities
Net income	$1,391	$1,286
Adjustments to reconcile net income to net cash from operating activities
Depreciation	93	96
Net amortization (accretion) on securities	3	(3)
Loans originated for sale	(5,440)	(2,465)
Proceeds from sale of loans originated for sale	4,942	2,473
Net gain on sales of loans originated for sale	(168)	(55)
Changes in assets and liabilities:
Accrued interest receivable	(8)	(16)
Accrued interest payable	9	(42)
Other assets	(10)	(18)
Other liabilities	189	173

Net cash from operating activities	1,001	1,429
Cash flows from investing activities
Securities available for sale:
Purchases	(1,536)	(1,028)
Maturities, calls and principal payments	2,138	2,614
Securities held to maturity:
Purchases	(400)	—
Net change in loans	(7,067)	(1,130)
Premises and equipment expenditures	(33)	(262)

Net cash from investing activities	(6,898)	194
Cash flows from financing activities
Net change in deposits	6,130	(791)
Proceeds from long-term FHLB borrowings	4,000	6,000
Repayment of long-term FHLB borrowings	(17)	(4,093)
Repurchase of common stock	(263)	—
Proceeds from shares issued upon exercise of stock options	18	—
Dividends paid	(683)	(616)

Net cash from financing activities	9,185	500

Net change in cash and cash equivalents	3,288	2,123
Cash and cash equivalents at beginning of year	6,973	8,566

Cash and cash equivalents at September 30	$10,261	$10,689

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,526	$2,900
Income taxes— federal	$560	$590

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
September 30, 2002 and 2001

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$497	$437	$1,391	$1,286
Other comprehensive income (loss), net
Unrealized holding gains (losses) on securities available for sale arising during period	(47)	67	(141)	229
Tax effects	16	(23)	48	(78)

Other comprehensive income (loss), net	(31)	44	(93)	151

Comprehensive income	$466	$481	$1,298	$1,437

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 2002 and December 31, 2001, and results of operations for the three and nine month periods ended September 30, 2002 and 2001, and the cash flows for the nine month periods ended September 30, 2002 and 2001.

2.	The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

3.	The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year end 2001, included in the Registrant’s 2001 Annual Report on Form 10-K.

4.	Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, historical performance, current economic conditions, current analyses of asset quality and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers’ inability to comply with the original terms. As of September 30, 2002, non-performing loans totaled $154,000 or .15% of total loans. This represents a decrease of $149,000 from the $303,000 balance at December 31, 2001.

	September 30,	December 31,
Non-performing loans	2002	2001

Non-accrual	$68,000	$20,000
90 days or more past due	61,000	255,000
Renegotiated	25,000	28,000

Total	$154,000	$303,000

Non-performing loans as a percent of:
Total loans	.15%	.33%
Allowance for loan losses	14.67%	28.91%

Note 4. Analysis of the allowance for loan losses (continued)

The following table summarizes changes in the allowance for loan losses arising from loans charged- off, recoveries on loans previously charged-off, and addition or reductions to the allowance which have been charged or credited to expense.

(Dollars in thousands)	Nine	Twelve
	Months	Months
	Ended	Ended
	Sept. 30,	December 31,
	2002	2001

Balance at beginning of period	$1,048	$1,053
Charge-offs	(6)	(36)
Recoveries	8	31

Net (charge-offs) recoveries	2	(5)
Additions (reductions) to allowance for loan losses	—	—

Balance at end of period	$1,050	$1,048

Average loans outstanding during the period	$99,545	$86,794

Loans outstanding at end of period	$99,901	$92,832

Allowance as a percent of:
Total loans at end of period	1.05%	1.13%

Non-performing loans at end of period	681.82%	345.87%

Net charge-offs as a percent of:
Average loans outstanding	.00%	(00)%

Allowance for loan losses	(.19)%	.48%

Note 5. Earnings per share

5.	A reconciliation of basic and diluted earnings per share for the three month and nine month periods; ending September 30 follows:

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic earnings per share Net income	$497	$437	$1,391	$1,286

Weighted average shares outstanding for basic earnings per share	589,515	598,056	592,469	598,056

Per share amount	$.84	$.73	$2.35	$2.15

Diluted earnings per share Net income	$497	$437	$1,391	$1,286

Weighted average shares outstanding for basic earnings per share	589,515	598,056	592,469	598,056

Effect of dilutive securities- Stock options	4,678	1,606	4,136	4,773

Weighted average shares outstanding for diluted earnings per share	594,193	599,662	596,605	602,829

Per share amount	$.84	$.73	$2.33	$2.13

Note 6. Stock Option Plan

6.	Options to buy common stock are granted to officers and other key employees under a Stock Option Plan which provides for the issuance of up to 40,000 shares of common stock. The plan provides for stock options to be granted at prices that approximate the fair value of the stock at the respective dates of grant. The vesting of stock options does not start until two years from the date of the grant. After two years, the options will vest evenly over a three year period. The plan terminates on May 20, 2003. All shares and per share amounts have been restated for stock splits.

Note 6. Stock Option Plan (continued)

A summary of activity in the plan is as follows:

				Weighted
			Weighted	Average Fair
	Available		Average	Value of
	For	Options	Exercise	Options
	Grant	Outstanding	Price	Granted

Balance at December 31, 2001	13,893	22,007	$32.12
Granted	(4,000)	4,000	38.00	$1.10
Exercised	—	(1,000)	18.00

Balance September 30, 2002	9,893	25,007	$33.63

For the options outstanding September 30, 2002, the range of exercise prices was $12.75 to $41.50 per share with a weighted average remaining contractual term of 5.10 years. At September 30, 2002, 13,028 were exercisable at a weighted average price of $28.61 per share. Had compensation cost for stock options been measured using SFAS No. 123, net income and earnings per share would have been the pro forma amounts indicated.

(Dollars in thousands, except per share amounts)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Net income
As reported	$497	$437	$1,391	$1,286
Pro forma	488	426	1,383	1,275
Basic and diluted income per share
As reported basic	$.84	$.73	$2.35	$2.15
Pro forma basic	.82	.71	2.33	2.13
As reported diluted	.84	.73	2.33	2.13
Pro forma diluted	.82	.71	2.32	2.11

The pro forma effects are computed with option pricing models. For the options granted during the nine months ended September 30, 2002 the following weighted average assumptions as of the grant date were used.

Risk-free interest rate	4.95%
Expected option life	5 years
Expected stock price volatility	4.02%
Expected dividend yield	3.44%

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of financial condition and results of operations provides additional information to assess the Consolidated Financial Statements of the Registrant and its wholly owned subsidiaries. Capital Directions, Inc. is a one-bank holding company, which commenced operations on July 22, 1988. This was facilitated by the acquisition of 100% of the outstanding shares of Mason State Bank in an exchange of common stock. Mason State Mortgage Company, LLC was formed July 16, 2002. This was facilitated by a 99% ownership provided by Mason State Bank and

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

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

Financial Condition (In thousands)

Assets totaled $127,958 at September 30, 2002. The 9.11% increase of $10,681 from $117,277 at December 31, 2001 resulted primarily from an increase of $1,189 in cash and non interest bearing deposits, an increase of $1,397 in Federal funds sold, an increase of $702 in short term interest bearing deposits, a $345 decrease in investment securities, and an increase of $7,069 in total loans.

Cash and cash equivalents have increased $3,288 or 47.15% in the nine month period from December 31, 2001 to September 30, 2002. This is a result of an increase in all categories of cash and cash equivalents due to increased deposit balances.

Total outstanding loans have increased $7,069 during the first nine months of 2002. This is an increase of 7.61% from December 31, 2001. This increase has been concentrated in the residential real estate mortgage portfolio, while commercial and installment loans have decreased slightly. Currently, $531 in 1-4 family residential loans reside in the held-for-sale category and as of September 30, 2002, all loans had been committed for sale. During the first three quarters of 2002, the Company decided to sell certain loans into the secondary market as part of the asset and liability strategy to minimize risk associated with the recent reduction in interest rates. Management will closely monitor this strategy in the near term.

The allowance for loan losses increased $2 or .19% during the nine month period ending September 30, 2002. At September 30, 2002 the allowance as a percent of outstanding loans was 1.05% compared to 1.13% at December 31, 2001. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb losses inherent in the portfolio.

Total deposits as of September 30, 2002 compared to year-end 2001 increased by $6,130 or 8.64%. The increase was recognized in both the non-interest and interest bearing deposits, partially due to additional public fund monies that were deposited. In addition, deposits from other financial institutions have also been obtained through a new deposit gathering program undertaken in the third quarter.

Total shareholders’ equity increased $361 or 2.62% in the first nine months of 2002. Net income of $1,391 increased shareholders’ equity, while dividends declared, repurchase of common stock of $263 and $93 net unrealized loss on available for sale securities reduced shareholders’ equity. Book value per share was $23.93 at September 30, 2002 compared to $23.09 at December 31, 2001.

Results of Operations (In thousands)

For the third quarter of 2002, net income was $497, basic earnings per share was $.84, and diluted earnings per share was $.84, compared to $437, $.73, and $.73 for the same period in 2001. During the nine-month period ending September 30, 2002, net income totaled $1,391, basic earnings per share was $2.35, and diluted earnings per share was $2.33, compared to $1,286, $2.15 and $2.13 for the same period in 2001. Average earning assets increased by 7.32% or $7,835 from September 30, 2001

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

to September 30, 2002. The average yield on earnings assets decreased to 6.99% for the nine month period ended September 30, 2002 from 7.66% for the comparable time period in 2001. Average costs for rate related liabilities decreased to 3.58% at September 30, 2002 from 4.33% at September 30, 2001. Net interest margin decreased to 4.04% for the first nine months of 2002 compared to 4.10% in the same period of 2001. This is a result of the continued falling rate environment. The Company is experiencing a declining margin related primarily to the change in the structure of earning assets. As commercial loan demand declined during 2001 and 2002, those funds were used to increase the securities portfolio and residential mortgage portfolios, which tend to be at lower yields as compared to commercial loans. A portion of security maturities in 2002 were also used to fund residential loan growth. The following table illustrates the change in net interest margin for the nine months ended September 30, 2002 and September 30, 2001.

		2002			2001

	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate(1)	Balance	Interest(1)	Rate(1)

Loans (taxable)	$99,378	$5,298	7.13%	$84,747	$5,076	8.01%
Loans (non-taxable)	167	9	7.21%	585	38	8.68%
Loans held for sale	114	6	7.04%	476	21	5.90%
Taxable securities	10,350	490	6.33%	13,374	671	6.71%
Non-taxable securities	3,254	183	7.52%	3,029	179	7.90%
Federal funds sold and other	1,639	21	1.71%	4,856	155	4.27%

Total interest earning assets	$114,902	$6,007	6.99%	$107,067	$6,140	7.66%
Interest bearing demand deposits	$10,202	$42	.55%	$9,180	$42	.61%
Savings deposits	26,587	369	1.86%	22,716	483	2.84%
Time deposits <$100,000	16,167	503	4.16%	17,292	707	5.47%
Time deposits $100,000 or more	7,444	198	3.56%	10,180	383	5.03%
Federal funds purchased	415	6	1.93%	11	1	6.08%
Other borrowings	33,622	1,417	5.63%	28,732	1,242	5.78%

Total interest bearing liabilities	$94,437	$2,535	3.58%	$88,111	$2,858	4.33%
Net Interest		$3,472	3.41%		$3,282	3.33%
Net Interest Margin			4.04%			4.10%

(1)	Earning assets are presented on a fully taxable equivalent basis, using a 34% tax rate, and average yields/rates are annualized.

The two variables that have the most significant effect on the change in the net interest income are volume and rate. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. As illustrated in the following table, the Corporation had an increase in net interest income due primarily to changes due to volume, while interest rate changes among assets were greater than changes among liabilities.

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

Change in Net Interest Income
(Dollars in thousands)	2002 compared to 2001
	Volume	Rate	Total

Earning Assets
Loans (taxable)	$817	$(595)	$222
Loans (non-taxable)	(23)	(6)	(29)
Loans held for sale	(18)	3	(15)
Taxable investment securities	(145)	(36)	(181)
Non-taxable investment securities	13	(9)	4
Federal funds sold	(70)	(64)	(134)

Total interest income	$574	$(707)	$(133)

Interest Bearing Liabilities
Interest bearing demand deposits	$4	$(4)	$—
Savings deposits	73	(187)	(114)
Time deposits <$100,000	(44)	(160)	(204)
Time deposits $100,000 or more	(89)	(96)	(185)
Federal funds purchased	7	(2)	5
Other borrowings	207	(32)	175

Total interest expense	$158	$(481)	$(323)

Net Interest Income	$416	$(226)	$190

Earning assets are presented on a fully taxable equivalent basis.

The provision for loan losses was $0 during the third quarter of 2002, unchanged from the same period of 2001. For the nine months ended September 30, the provision was $0 in 2002 compared to $0 in 2001. This is consistent with the decline in non-performing loans.

Non-interest income increased $67 or 34.90% during the third quarter of 2002 when compared to the third quarter of 2001. This is primarily attributable to an increase in the recognition of mortgage servicing rights on loans sold into the secondary market, an increase in the gain recognized on the sale of mortgage loans which was partially offset by a decrease in service charge income on deposit accounts, commissions earned on the sale of investments to customers and lower ATM fee income. For the nine months ended September 30, non-interest income has increased $54 or 8.87% when compared to the similar period in 2001. This is a result of the same factors affecting the third quarter decrease.

Non-interest expense increased $27 or 4.29% when comparing the third quarter of 2002 to 2001. Most of this increase is a result of increased personnel costs for salaries and employee benefits as some vacant positions have been replaced. This is partially offset by a decrease in premises and equipment costs. For the nine months ended September 30, 2002 non-interest expense increased $94 or 4.80% compared to the same period in 2001. Salaries and benefits increased $84 or 7.71% as some vacant positions have been filled. Increases were also realized in legal expense, other real estate expense and consulting services.

The federal income tax provision for the third quarter of 2002 was $228, up $32 for the same period in 2001. Year-to-date the income tax provision has increased by $54 or 9.44%. This increase reflects a higher taxable income for 2002. The effective tax rate was 31% for the three and nine months ended September 30, 2002 and 2001. The effective tax rates are lower than the 34% statutory rate due to non-taxable income on loans and investments.

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

Sources of liquidity include federal funds sold, investment security maturities and principal payments. A net average balance of $1,644 in federal funds sold was maintained during the third quarter of 2002. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. During the first nine months of 2002, the Bank used this source of funding to offset security purchases to be used as collateral for public deposits. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowing and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

At September 30, 2002 the securities available for sale were valued at $11,455. It is not anticipated that management will use these funds due to the optional sources that may be available.

Interest rate sensitivity management seeks to maximize net interest margin through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the “rate sensitive position” or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as “GAP” and its handling as “GAP Management”. Throughout the third quarter of 2002, the results of the GAP analysis were within the Bank’s policy guidelines. At September 30, 2002, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 57%.

The following table shows the Corporation’s GAP position as of September 30, 2002. The Corporation has a liability sensitive position of approximately $27,748 within the one-year time horizon, which indicates higher net interest income may be earned if rates decrease during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control.

GAP Measurement (Dollars in thousands)

	0-30	31-90	2nd	3rd	4th
	Days	Days	Quarter	Quarter	Quarter

Assets
Loans	$3,657	$8,683	$3,005	$2,568	$3,074
Allowance for loan losses	—	—	—	—	—
Loans held for Sale	531
Investments	2,042	2,428	1,028	1,532	2,107
Short-term Investments	5,737	693	—	—	—
Other non- earning assets	—	—	—	—	—

Total	$11,967	$11,804	$4,033	$4,100	$5,181

Liabilities
Non interest bearing deposits	$—	$—	$—	$—	$—
Interest bearing deposits	45,000	3,930	2,377	1,891	1,698
Long-term FHLB borrowings	—	707	3,230	4,000	2,000
Other liabilities	—	—	—	—	—
Capital	—	—	—	—	—

Total	$45,000	$4,637	$5,607	$5,891	$3,698

GAP	$(33,033)	$7,167	$(1,574)	$(1,791)	$1,483
Cumulative
GAP	$(33,033)	$(25,866)	$(27,440)	$(29,231)	$(27,748)
GAP ratio	27%	255%	72%	70%	140%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Annual	1-3	3-5	Over 5
	Total	Years	Years	Years	Total

Assets
Loans	$20,987	$4,017	$12,432	$62,465	$99,901
Allowance for loan losses	—	—	—	—	(1,050)
Loans held for Sale	531				531
Investments	9,137	3,623	602	460	13,822
Short-term Investments	6,430	—	—	—	6,430
Other non- earning assets	—	—	—	—	8,324

Total	$37,085	$7,640	$13,034	$62,925	$127,958

Liabilities
Non interest bearing deposits	$—	$—	$—	$—	$11,869
Interest bearing deposits	54,896	7,235	2,993	70	65,194
Long-term FHLB borrowings	9,937	5,249	9,058	10,864	35,108
Other liabilities	—	—	—	—	1,663
Capital	—	—	—	—	14,124

Total	$64,833	$12,484	$12,051	$10,934	$127,958

GAP	$(27,748)	$(4,844)	$983	$51,991
Cumulative
GAP	$(27,748)	$(32,592)	$(31,609)	$20,382
GAP ratio	57%	61%	108%	575%

Capital Resources

The Corporation’s capital adequacy is reviewed regularly to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders’ equity, excluding the net unrealized gain on securities available for sale, increased $454 or 7% to

Item 2. Management’s discussion and analysis of financial condition and results of operations (continued)

$13,943 for the first nine months of 2002. This represents 10.90% of total assets. At September 30, 2001, the similar ratio of shareholders’ equity to total assets was 11.41%. Dividends declared increased by 10.19% to $692 in 2002 compared to $628 in 2001.

Regulators established “risk-based” capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk based and total assets based on perceived risk in asset categories and certain off-balance sheet items, such as loan commitments and standby letters of credit. On September 30, 2002, the Bank has a “risk-based” total capital to asset ratio of 19.09%. The ratio exceeds the requirements established by regulatory agencies as shown below.

(Dollars in thousands)			Minimum Required
September 30, 2002			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Regulations
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$14,832	19.09%	$6,215	8.00%	$7,769	10.00%
Tier 1 capital (to risk weighted assets)	13,860	17.84	3,108	4.00	4,661	6.00
Tier 1 capital (to average assets)	13,860	11.22	4,943	4.00	6,179	5.00

Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy. It is the opinion of management that capital and shareholders’ equity is adequate and will continue to be so throughout 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required as Registrant meets requirements to be a small business filer.

Item 4. Controls and Procedures Disclosure

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Capital Directions, Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d —14 (c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Capital Directions, Inc. in reports that its files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in Capital Directions, Inc.’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II — Other Information

Item 1. Legal proceedings

The Corporation is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiaries as of and for the period ended September 30, 2002.

Item 2. Changes in securities and use of proceeds

During the nine months ended September 30, 2002, there weren’t any changes in the Registrant’s securities, relevant to the requirements of this section, that would cause any shareholder’s rights to be materially modified, limited or qualified.

Item 3. Defaults upon senior securities

No defaults have occurred involving senior securities on the part of the Registrant.

Item 4. Submission of matters to a vote of security holders

The annual meeting of security holders of the Company was held April 25, 2002. Information concerning the matters brought to a vote of security holders is contained in the Company’s Proxy Statement and Notice of Annual Meeting of Shareholders held April 25, 2002, as previously filed. There have been no further matters submitted to a vote of the Registrant’s security holders during the nine months ended September 30, 2002.

Item 5. Other information

None

Item 6. Exhibits and reports on Form 8-K

1.	Exhibits required by Item 601 of Regulation S-K See Index to Exhibits on page 19.

2.	Reports on Form 8-K No reports on Form 8-K were filed for the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL DIRECTIONS, INC.

Date:	November 12, 2002	By:	/s/ Timothy Gaylord Timothy Gaylord President

Date:	November 12, 2002		By: /s/ Lois A. Toth Lois A. Toth Treasurer

Certifications

I, Timothy P. Gaylord, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capital Directions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Dare;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, the involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002
		/s/	Timothy P. Gaylord

Timothy P. Gaylord Chief Executive Officer

Certifications

I, Lois A. Toth, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Capital Directions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Dare;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, the involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

		/s/	Lois A. Toth Lois A. Toth Treasurer

Index to Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession — Consolidation Agreement included in Amendment No. 1 to Form S-4 Registrant Statement No. 33-20417

3	Instruments Defining the Rights of Security Holders, Including Debentures — Not applicable

11	Statement Regarding Computation of Per Share Earnings — Not applicable

15	Letter Regarding Unaudited Interim Financial Information — Not applicable

18	Letter Regarding Change in Accounting Principals — Not applicable

19	Previous Unfiled Documents — Not applicable

20	Report Furnished to Security Holders — Not applicable

23	Published Report Regarding Matters Submitted to Vote of Security Holders — Not applicable

24	Consents of Experts and Counsel — Not applicable

25	Power of Attorney — Not applicable

27	Additional Exhibits — Not applicable

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002