Form 10-K
period 2002-12-31
CAPITAL DIRECTIONS INC
filed 2003-03-31
CIK 830157

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
Of The Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 2002	Commission file number 33-20417

Capital Directions, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-2781737

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

322 South Jefferson St., Mason, Michigan (Address of principal executive offices)	48854-0130 (Zip Code)

Registrant’s telephone number, including area code:	(517) 676-0500

Securities registered pursuant to Section 12 (b) of the act:	NONE

Securities registered pursuant to Section 12 (g) of the act:	Common Stock, par value $5.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filer pursuant to item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The registrant estimates that as of June 28, 2002, the last business day of the registrant’s most recently completed second quarter the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19,108,196. This is based on a market price of $41.95 per share for the Registrant’s stock as of that date.

As of January 31, 2003 the registrant had outstanding 588,043 shares of common stock having a par value of $5 per share.

PART I
Analysis of the Allowance For Loan Losses
PART II
PART III
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
EMPLOYMENT AGREEMENT
PRINCIPAL SHAREHOLDERS
SIGNATURES
Certifications
Certifications
Index to Exhibits
Employment Agreement with Timothy Gaylord
Annual Report to Shareholders
Consents of Experts
Certification
Certification

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the Year Ended December 31, 2002 (Part I, Part II, and Part III)

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Capital Directions, Inc. (the “Registrant”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on August 11, 1987 and formed for the purpose of banking and to engage in any other related activity allowed. Mason State Bank (“the Bank”) was consolidated with Mason Bank on July 22, 1988, thereby causing Mason State Bank to become a wholly-owned subsidiary of the Registrant.

Mason State Bank purchased Lakeside Insurance Services, Inc. in 1994 to take advantage of the expanded insurance powers granted to banks in 1994. Lakeside is licensed in Michigan to sell life, accident and health, multiple line property and casualty insurance and variable annuity contracts.

Mason State Mortgage Company, LLC was formed on July 16, 2002 to allow for expansion of mortgage product offerings as well as certain tax savings. This was facilitated by a 99% ownership by Mason State Bank and a 1% ownership by Capital Directions, Inc.

The Registrant has no substantial assets except the investments in Mason State Bank. The Registrant and its primary subsidiary, Mason State Bank, operate in the banking industry, which accounts for substantially all of their assets, revenues and operating income. Further discussion of the operations of the Registrant and its subsidiaries is discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2002 Annual Report to the Shareholders, incorporated herein by reference. The Registrant’s primary competition is substantially the same as Mason State Bank’s as discussed below.

The Bank was organized in 1886 under the laws of Michigan and is subject to the Michigan Banking Code of 1969. It is insured by the Bank Insurance Fund through the Federal Deposit Insurance Corporation. The Bank is regulated by the Michigan Office of Financial and Insurance Services and the Federal Deposit Insurance Corporation. The Federal Reserve Board regulates the Registrant. The Bank’s Principal office is located at 322 South Jefferson Street, Mason, Michigan. It operates branches at 661 North Cedar Street, Mason, Michigan and at 810 W. Bellevue, Leslie, Michigan.

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

The Bank maintains a correspondent relationship with several of the major banks in the Detroit area and elsewhere, in order to provide for the clearance of checks, the transfer of funds, the periodic purchase and sale of Federal funds, and participation in large loans which would be beyond the Bank’s legal lending limit if made by the Bank alone.

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

Item 1. Business-Statistical Disclosures

I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

(A), (B)	The following table sets forth average balances for major categories of interest earning assets and interest bearing liabilities, the interest earned (on a fully taxable equivalent basis) or paid on such amounts, and average interest rates earned or paid thereon.

	2002			2001			2000

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans, including fees(1)	$98,933	$7,028	7.10%	$86,284	$6,808	7.89%	$87,270	$7,029	8.05%
Loans, non-taxable(2)	260	16	6.15	510	44	8.63	381	34	8.92
Taxable securities	10,326	630	6.10	13,143	872	6.63	8,854	600	6.78
Non-taxable securities(2)	3,503	255	7.28	3,077	241	7.83	3,109	252	8.11
Loans held for sale	222	14	6.31	—	—	—	—	—	—
Federal funds sold and other	2,797	47	1.68	4,815	181	3.76	2,257	141	6.25

Total earning assets(2)	116,041	7,990	6.89%	107,829	8,146	7.55%	101,871	8,056	7.91%
Cash and due from banks	2,760			2,490			2,570
Other assets, net	3,454			3,243			2,739

Total non-interest earning assets	6,214			5,733			5,309

Total assets	$122,255			$113,562			$107,180

LIABILITIES
Interest bearing demand deposits	$10,374	$59	0.57%	$9,305	$56	0.60%	$10,426	$83	0.80%
Savings deposits	23,733	348	1.47	18,911	393	2.08	18,963	553	2.92
Time deposits under $100,000	19,504	792	4.07	19,631	1,040	5.30	20,559	1,148	5.58
Time deposits of $100,000 or more	7,305	254	3.48	11,443	543	4.75	12,088	722	5.97
Federal funds purchased	311	6	1.93	7	1	6.73	206	13	6.31
Other borrowings	34,107	1,913	5.61	29,190	1,682	5.76	21,447	1,279	5.96

Total interest bearing Liabilities	95,334	3,372	3.54%	88,487	3,715	4.20%	83,689	3,798	4.54%

Demand deposits	11,195			10,171			9,842
Other liabilities	1,744			1,468			1,227
Shareholders’ equity	13,982			13,436			12,422

Total non-interest bearing liabilities and equity	26,921			25,075			23,491

Total liabilities and equity	$122,255			$113,562			$107,180

Net interest income		$4,618			$4,431			$4,258

Interest spread			3.35%			3.35%			3.37%
Net yield on interest earning assets(2)			3.98%			4.11%			4.18%

(1) Average balances for loans include non-accrual loans. The inclusion of non-accrual loans and fees does not have a material effect on either the average balance or the average interest rate.

(2) Interest on non-taxable investment securities and non-taxable loans is reflected on a fully tax equivalent basis using an effective tax rate of 34%.

I.	Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Differential (continued)

(C)	The following table summarizes the changes in interest income (on a fully taxable equivalent basis) and interest expense resulting from changes in volume and changes in rates:

(Dollars in thousands)
	2002 Compared to 2001			2001 Compared to 2000

Change due to:	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earnings assets
Loans	$939	$(719)	$220	$(79)	$(142)	$(221)
Loans, non-taxable(2)	(18)	(10)	(28)	11	(1)	10
Taxable securities	(176)	(66)	(242)	285	(13)	272
Non-taxable securities(2)	32	(18)	14	(3)	(8)	(11)
Loan held for sale	14	—	14	—	—	—
Federal funds sold and other	(58)	(76)	(134)	113	(73)	40

Total interest income(2)	$733	$(889)	$(156)	$327	$(237)	$90
Interest bearing liabilities:
Interest bearing demand deposits	$6	$(3)	$3	$(8)	$(19)	$(27)
Savings deposits	87	(132)	(45)	(2)	(158)	(160)
Time deposits under 100,000	(7)	(241)	(248)	(51)	(57)	(108)
Time deposits $100,000 or more	(166)	(123)	(289)	(37)	(142)	(179)
Federal funds purchased	5	—	5	(13)	—	(13)
Other borrowings	279	(48)	231	448	(44)	404

Total interest expense	$204	$(547)	$(343)	$337	$(420)	$(83)
Net interest income(2)	$529	$(342)	$187	$(10)	$183	$173

(1)	The change in interest due to both volume and rate has been allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Interest on tax-exempt investment securities and loans is based on a fully taxable equivalent basis using an effective tax rate of 34%.

II.	Investment Portfolio

(A)	A table of carrying values of the investment portfolio as of December 31, 2002 and 2001 is set forth in Note 2 on page 20 of the 2002 Annual Report to Shareholders. Such information is incorporated herein by reference.

(B)	The following table shows the relative maturities and weighted yields of investment securities at December 31, 2002: (dollars in thousands)

	Available-For Sale

	1 Year or less		1 Year - 5 Years		5 Years-10 Years		After 10 Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Government agencies(1)	$2,325	6.47%	$2,849	4.06%	$123	9.00%	$238	6.90%
State and political subdivisions (2)	1,016	6.07	2,939	5.00	1,420	5.90	206	4.55
Corporate securities (1)	1,528	7.24	—	0.00	—	0.00	—	0.00

Total	$4,869	6.63%	$5,788	4.54%	$1,543	6.15%	$444	5.81%

	Held-To-Maturity

	1 Year or less		1 Year - 5 Years		5 Years-10 Years		After 10 Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Trust Preferred securities	$—	0.00%	$—	0.00%	$—	0.00%	$400	5.41%

Total	$—	0.00%	$—	0.00%	$—	0.00%	$400	5.41

II.	Investment Portfolio (continued)

	(1)	Mortgage Backed securities and Corporate securities, as reflected in the above schedules consider anticipated prepayments and calls.
	(2)	Weighted average yield is adjusted to a taxable equivalent basis using a federal income tax rate of 34 percent.

(C)	The Registrant held no investment securities of a single issuer, except U.S. Government Agency securities, in an amount greater than ten percent of shareholders’ equity as of December 31, 2002.

III.	Loan Portfolio

(A)	A table of loans outstanding as of December 31, 2002 and 2001 is set forth in Note 3 on page 21 of the 2002 Annual Report to Shareholders. Such information is incorporated herein by reference.

The loan portfolio is systematically reviewed and the results reported to the Board of Directors of the Registrant. The purpose of these reviews is to assist in assuring proper loan documentation, to provide for the early identification of potential problem loans and to help ensure the adequacy of the allowance for loan losses.

(B)	The following table sets forth the remaining maturity of loans outstanding (excluding real estate mortgages, installment and lease financing) at December 31, 2002, according to scheduled payments of principal (in thousands) and considering the banks “rollover policy.”(1)

(In thousands)

	1 Year	1 Year -	After
	or less	5 Years	5 Years	Total

Commercial and agricultural	$2,267	$3,586	$137	$5,990

The following table sets forth commercial and agricultural loans due after one year, which have predetermined interest rates and/or adjustable interest rates at December 31, 2002.

(In thousands)

	Fixed	Adjustable
	Rate	Rate	Total

Due after one but within five years	$2,141	$1,445	$3,586
Due after five years	116	21	137

Total	$2,257	$1,466	$3,723

	(1)	The “rollover policy” is to generally write terms of these loans for a shorter time than the expected payments. The purpose of this is to re-evaluate the term and credit of the respective borrower. We estimate that this happens on approximately 80% of these borrowings and is reflected as such in this schedule.

(C)	Risk Elements

(1)	Nonaccrual, Past Due, Impaired and Restructured Loans.
A table and discussion of nonaccrual, past due, impaired and restructured loans for the years ended December 31, 2002 and 2001 is in Note 1 under “Loans” and “Allowance for Loan Losses” on pages 17 and 18 and in Note 4 “Allowance For Loan Losses” on

III.	Loan Portfolio (continued)

page 21 in the 2002 Annual Report to Shareholders. Such information is incorporated herein by reference

Gross interest income that would have been recorded in 2002 on nonaccrual loans if the loans had been current in accordance with their original terms and outstanding throughout the period or since origination was $6,265. No interest income was recognized on these loans during 2002.

	(2)	Potential Problem Loans

There are no material loans that are current as to which management has serious doubts as to the ability of the borrower to comply with the loan repayment terms, or which are expected to need adjustments in their repayment terms, or which are believed to require additional reserves in the allowance for loan losses.

	(3)	Foreign Outstandings

There were no foreign outstandings as of December 31, 2002.

	(4)	Loan Concentrations

There were no concentrations of loans exceeding 10% of total loans that have not been already disclosed as a category at December 31, 2002.

(D)	Other Interest Bearing Assets

As of December 31, 2002, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C) (1) or (C) (2) of the loan portfolio listing if such assets were loans.

IV.	Summary of Loan Loss Experience

(A)	The following table sets forth loan allowance balances and summarizes changes in the allowance for loan losses for each of the three years ended December 31.

Analysis of the Allowance For Loan Losses

(Dollars in thousands)	2002	2001	2000

Balance, beginning of period	$1,048	$1,053	$1,055

Loans charged-off
Commercial and agricultural	(3)	(3)	(15)
Real estate-construction	—	—	—
Real estate-mortgages	(2)	(16)	—
Lease financing	—	—	—
Installment and others	(9)	(17)	(12)

Total	(14)	(36)	(27)

Recoveries of loans charged-off
Commercial and agricultural	2	15	—
Real estate-construction	—	—	—
Real estate-mortgages	—	—	—
Lease financing	—	—	—
Installment and others	8	16	19

Total	10	31	19

Net charge-offs	(4)	(5)	(8)
Additions charged to operations	—	—	6

Balance at end of period	$1,044	$1,048	$1,053

Average gross loans outstanding	$99,193	$86,794	$87,651

Ratio of net charge-offs during the period to average gross loans outstanding during the period	0.00%	0.01%	0.01%

Further discussion of the provision and allowance for loan losses as well as non-performing and impaired loans is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 9, Note 1 on pages 17 and 18 and Note 4 on page 21 in the 2002 Annual Report to the Shareholders, incorporated herein by reference.

IV.	Summary of Loan Loss Experience (continued)

(B)	The following table presents an allocation for loan losses to the various loan categories at December 31:

	2002		2001
		% of		% of
(Dollars in thousands)	Allowance	Loans to	Allowance	Loans to
	Amount	Total Loans	Amount	Total Loans

Commercial and agricultural	$203	6.17%	$242	5.59%
Real estate-mortgages	420	92.05	546	91.97
Installment and other	20	1.78	41	2.44
Unallocated	401	N/A	219	N/A

Total	$1,044	100.00%	$1,048	100.00%

Mason State Bank is committed to the maintenance of an allowance for loan losses in amounts sufficient to absorb loan and lease losses inherent in the loan portfolio. To assure the adequacy of balances and the resulting provision allocations, measurements against historical performance and current analyses of asset quality are undertaken on a periodic basis with consideration for qualitative factors. These evaluations support the allowance provisions and the traditional philosophy of accounting for losses as they are recognized.

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

Economic conditions or other factors may warrant a qualitative factor be applied to all loan categories. Management declared that such a factor be instituted for 2002 and 2001. A review of the regional trends show insured financial institutions experienced increasing levels of past due and non-accrual loans relative to the prior five year average. The factor applied to current loan outstandings reflects the net percentage change in the past due and non-accruing financial institution experience applied to the Mason State Bank factor.

Mason State Bank has not added additional funds to the allowance for loan losses during the years 2002 and 2001 due to our excellent loan quality and low net charge-offs. Due to these factors, the unallocated portion of the allowance has increased even though the total allowance for loan losses has decreased during the same period.

The allowance allocations above were deemed by management to be amounts reasonably necessary to provide for the inherent losses in the various loan categories as of December 31, 2002 and 2001.

V.	Deposits

The following table sets forth average deposit balances and the weighted average rate paid for each of the three years ended December 31:

	2002		2001		2000
(Dollars in thousands)	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non interest-bearing demand deposits	$11,195		$10,171		$9,842
Interest-bearing demand deposits	10,374	0.57%	9,305	0.60%	10,426	0.80%
Savings deposits	23,733	1.47	18,911	2.08	18,963	2.92
Time deposits under $100,000	19,504	4.04	19,631	5.30	20,559	5.58
Time deposits of $100,000 or more	7,305	3.48	11,443	4.75	12,088	5.97

Total	$72,111	2.01%	$69,461	2.93%	$71,878	3.49%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2002:

(In thousands)
Three months or less	$1,770
Over three months through six months	1,726
Over six months through one year	748
Over one year	2,449

Total	$6,693

As of December 31, 2002 the registrant had no foreign deposits.

VI.	Return on Equity and Assets

The following table presents the ratios for the years ended December 31:

	2002	2001	2000

Net income to average total assets	1.56%	1.53%	1.54%
Net income to average shareholders’ equity	13.66	12.94	13.28
Cash dividend payout ratio per share	48.32	48.80	46.01
Average shareholders’ equity to average total assets	11.44	11.83	11.59

VII.	Short Term Borrowings — Not applicable

Item 2. Properties

The Bank owns the land on which the Main Office is located. The parcel measures 85’ by 170’ and bears the municipal address of 322 South Jefferson Street, Mason, Michigan. The permanent building, also owned by Mason State Bank, has approximately 6,800 square feet and includes banking facilities, storage and personnel lounge areas. This brick structure was built in the mid 1800’s and has undergone several remodelings, the most recent of which was completed in 2001. The building is in generally good condition. A parking area with spaces to accommodate 20 vehicles occupies part of the property; also on site are three drive-in banking stations which operate via remote monitors located within the banking facility.

The Bank also owns the land used as a Branch office. The land measures 368’ by 297’ and bears the municipal address of 661 North Cedar Street, Mason, Michigan. The permanent building, built in the 1960’s, also owned by Mason State Bank, measures approximately 2,400 square feet, including banking facilities, storage and personnel lounge areas. This building is also in good

Item 2. Properties (continued)

condition. A parking area with spaces to accommodate 24 vehicles occupies part of the property; part is occupied by 4 drive-in banking stations.

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

The Registrant operates its business at the same address as Mason State Bank’s main office. As of January 31, 2003, the Registrant owned no properties.

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

Additional Item — Executive Officers

Executive officers of the Registrant are appointed annually by the Board of Directors at the meeting of Directors following the Annual Meeting of Shareholders. There are no family relationships among these officers and/or Directors of the Registrant or any arrangement or understanding between any officer and any other person pursuant to which the officer was elected.

The following sets forth certain information with respect to the Registrant’s Executive Officers and Directors as of December 31, 2002.

	Position With	First Elected as an
Name (Age)	Registrant	Officer of the Registrant

Gerald W. Ambrose (53)	Chairman	1994
Marvin B. Oesterle (51)	Vice Chairman	1981
Timothy P. Gaylord (48)	President and C.E.O	1995
Douglas W. Dancer (62)	Secretary	1990
Lois A. Toth (52)	Treasurer	1998

Mr. Ambrose is a Director of the Registrant and Chairman of the Board of Directors of Mason State Bank.
Mr. Oesterle is a Director of the Registrant and Vice Chairman of the Board of Directors of Mason State Bank.
Mr. Gaylord is a Director of the Registrant and President and Chief Executive Officer of Mason State Bank.
Mr. Dancer is a Director of the Registrant and Secretary of the Board of Directors of Mason State Bank.
Ms. Toth is Vice President, Controller and Cashier of Mason State Bank.

PART II

I.	The information required by this item appears in the Capital Directions, Inc. Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference, as follows:

Pages in 2002
Annual Report

Item 5	Market for Registrant's Common Equity and
	Related Stockholder Matters	4

Item 6	Selected Financial Data	6

Item 7	Management's Discussion and Analysis of
	Financial Condition and Results of Operation	7 - 11

Item 7a	Quantitative and Qualitative Disclosures About
	Market Risk	Not required as
Registrant meets
requirements to be
a small business filer

Item 8	Financial Statements and Supplementary Data	12 - 28

Item 9	Changes in and Disagreements With Accountants on
	Accounting and Financial Disclosure	None

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the “proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.     Directors and Executive Officers of the Registrant as of December 31, 2002

		Principal Occupation For		Amount and Nature
		Last Five Years	Director	of Beneficial	Percent
Name	Age	Or More	Since (1)	Ownership (2)	of Class

Gerald W. Ambrose	53	County Controller for the County of Ingham; Chairman of the Board, Mason State Bank and the Company	1990	1,011	(3)

Douglas W. Dancer	62	Partner, Nu-Horizons, Inc., Realtor, Vision Real Estate; Former President, Dancer’s Inc. Department Stores; Secretary of the Board, Mason State Bank and the Company	1986	20,580	3.49

Timothy P. Gaylord	48	President & Chief Executive Officer of Mason State Bank and the Company	1995	9,126	1.55

Paula J. Johnson	56	Realtor, Vision Real Estate and Developer, PAL, LLC i.e.: Vision Village Condominiums	1996	450	(3)

James W. Leasure	52	Owner, Showtime, Inc. and Wash Express	2000	8,348	1.42

Marvin B. Oesterle	51	Partner, Oesterle Brothers Seed Corn; Vice Chairman of the Board, Mason State Bank and the Company	1981	3,934	(3)

Six directors as a group				43,449	7.38

(1)	Includes service as a director of the Company’s wholly-owned subsidiary, Mason State Bank (the “Bank”). The Company was organized in 1988 to act, inter alia, as a holding company for Mason State Bank, and the Bank’s directors became directors of the Company.

(2)	Includes shares owned by or jointly with spouse, or minor child, or other relative residing in same household, or as trustee.

(3)	Less than one percent.

Reference is made to Additional Item — Executive Officers under Part I, Item 4, of this Form 10-K report on page 11.

The information required by item 405 of Regulation S-K is hereby incorporated by reference from the Company’s 2003 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Part III (continued)

Item 11. Executive Compensation

Each director of the Company is entitled to receive an annual retainer of $8,207. In lieu of payment of director fees, certain directors have elected to participate in a deferred compensation plan adopted in 1986. The plan was closed to new participants May 18, 1996. Douglas W. Dancer and Marvin B. Oesterle elected to participate in the plan which provides for retirement and death benefits to be paid to the participating directors or their beneficiaries over fifteen years. Deferred director fees are used to purchase life insurance policies of which the Bank is the owner and beneficiary.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth compensation paid by the Company and its subsidiaries during the fiscal year ended December 31, 2002 to the Company’s Chief Executive Officer. There were no executive officers, other than the CEO, whose combined salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE

				Long-Term Compensation
		Annual Compensation		Awards
Name and					All Other
Principal Position	Year	Salary ($) (1)	Bonus ($)	Options (#) (2)	Compensation ($) (3)

Timothy P. Gaylord	2002	$135,314	$25,600	2,000	$14,190
President and CEO	2001	$127,514	$23,121	2,000	$15,355
	2000	$121,240	$22,000	2,000	$11,603

(1)	Includes director’s fees of $7,899 for 2002; $7,595 for 2001; and $7,303 for 2000.

(2)	The amounts shown represent the number of shares covered by stock options granted under the Capital Directions, Inc. Incentive Stock Option Plan as more fully described in the Option Grants in Last Fiscal Year table set forth on the following page.

(3)	“All Other Compensation” is comprised of the following items: The Bank is accustomed to awarding a longevity bonus to all employees based on their salary and length of service at five year increments. Mr. Gaylord received an award of $1,196 for ten years of service in 2001. The Bank entered into a lease agreement on a vehicle for Mr. Gaylord’s use. The income benefit to Mr. Gaylord was $3,843 for 2002; $4,388 for 2001; and $2,628 for 2000. A contribution by the Bank for Mr. Gaylord’s benefit to the Bank’s 401(k) Plan of $10,347 for 2002; $9,771 for 2001; and $8,975 for 2000.

Part III (continued)

The following table presents information about stock options granted to the named executive officer during 2002 under the Capital Directions, Inc. Incentive Stock Option Plan (the “Stock Option Plan”).

OPTION GRANTS IN LAST FISCAL YEAR
Individual Grants

Potential Realizable
Value at Assumed
	Number of	% of Total			Annual Rates of Stock
	Securities	Options	Exercise		Price Appreciation
	Underlying	Granted to	or Base		for Option Term (2)
	Options	Employees	Price	Expiration
Name	Granted (#) (1)	in Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

Timothy P. Gaylord	2,000	50.00	38.00	2/21/12	47,796	121,124

(1)	The amounts shown are shares of the Company’s Common Stock covered by options granted under the Stock Option Plan. The vesting of Stock Options does not start until two years from the date of grant, February 21, 2002. The options vest over 3 years, with one-third of the covered shares becoming part of the exercisable portion each of the three years.

(2)	The potential realizable value is reported net of the option exercise price, but before income taxes associated with exercise. These amounts represent assumed annual compounded rates of appreciation of five percent and ten percent from the date of grant to the end of the option. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company’s Common Stock, overall stock market conditions, and the optionees’ continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

The following table presents the number of shares covered by, and the value of, unexercised options held by the named executive officer at December 31, 2002. One Thousand (1,000) options were exercised by the named executive officer during 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of	Value of
			Securities Underlying	Unexercised In-the-
			Unexercised Options	Money Options
	Shares		at FY-End (#) (1)	at FY-End ($) (2)
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise (#)	Realized $	Unexercisable	Unexercisable

Timothy P. Gaylord	1,000	25,500	7,001/5,999	103,756/25,994

(1)	On March 18, 1999, the Company’s Board of Directors, with the consent of each grantee, voted to rescind all outstanding SARs, which had been previously granted under the Company’s Incentive Stock Option Plan.

(2)	The value shown is based upon the market bid price at December 31, 2002 of $43.50 net of the option exercise price.

Part III (continued)

EMPLOYMENT AGREEMENT

The Company has entered into an agreement with Mr. Gaylord relating to his employment by the Company and the Bank. This agreement is summarized below. This summary is not intended to be complete and is qualified in its entirety by reference to the agreement.

The agreement among Mr. Gaylord, the Company, and the Bank (the “Agreement”) provides that Mr. Gaylord will be employed by the Company and the Bank as their President and Chief Executive Officer. The Agreement was automatically renewed in 2002 for a one-year period ending September 30, 2003 and is subject to automatic renewals of one-year periods unless terminated in accordance with the Agreement. The Agreement provided an annual salary rate in 1995 of $85,000, subject to adjustment by the Board of Directors in subsequent years during the term of the Agreement. During 2002, Mr. Gaylord’s salary was $127,415. Mr. Gaylord is also entitled to customary employee benefits and perquisites. The Agreement provides that in the event of a change in control of the Company or the Bank, if Mr. Gaylord’s employment is involuntarily terminated, or if Mr. Gaylord’s status and compensation are reduced without cause within one year of the change in control, Mr. Gaylord shall be entitled to payment of an amount equal to his annual salary. The Agreement provides that the Company and the Bank may terminate Mr. Gaylord’s employment at any time for cause without further obligation to compensate Mr. Gaylord. The Agreement broadly defines cause to generally include, among other things, misfeasance, malfeasance, and nonfeasance of Mr. Gaylord’s duties and breach of the Agreement. The Agreement further provides that Mr. Gaylord shall not, for a period of one year after Mr. Gaylord’s last day of employment, provide financial services or otherwise compete with the business of the Company and the Bank in the City of Mason, Michigan and a three mile radius surrounding it. Further, Mr. Gaylord shall not during that one year period, solicit customers of the Bank and its affiliates or solicit for hire any then current Bank or Company employees or contact them for the purpose of inducing them to leave the Bank or Company. The Agreement also requires Mr. Gaylord to maintain the confidentiality of certain information and trade secrets of the Company and the Bank following the termination of his employment.

Information under the captions “Report on Executive Compensation” and “Performance Graph” are furnished from the 2003 Proxy Statement pursuant to this Item 11 but shall not be deemed filed.

Item 12. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information, as of March 3, 2003, as to the Common Stock beneficially owned by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock:

	Name and Address	Amount and Nature	Percent
Title of Class	of Beneficial Owner	of Beneficial Ownership	of Class

Common Stock, $5 par value	June M. Oesterle Trust Lyle M. Oesterle Trust 1975 Okemos Road Mason, MI 48854	54,586 (1)	9.25%

Common Stock, $5 par value	Colin J. Fingerle Trust 2505 Londonderry Road Ann Arbor, MI 48104	37,343	6.33%

(1)	Total of shares owned by both the June M. Oesterle Trust of which June M. Oesterle is the sole Trustee and the Lyle M. Oesterle Trust of which Lyle M. Oesterle, spouse of June M. Oesterle, is sole Trustee.

Part III (continued)

The information required by Item 201(d) of Regulation S-K is hereby incorporated by reference from the Company’s 2003 Proxy Statement under the caption “(2) Approval of the 2003 Stock Option Plan — Existing Equity Compensation Plans”.

In addition, reference is made to Directors — under Part III, Item 10, of this Form 10-K report on page 13.

Item 13. Certain Relationships and Related Transactions

Directors and officers of the Company and their associates were customers of, and had transactions with, subsidiaries of the Company in the ordinary course of business during 2002. All loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

The information appearing in Note 3 on page 21 of the Notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders is incorporated by reference in response to this item.

Item 14. Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Capital Directions, Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Capital Directions, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in Capital Directions, Inc.’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	The following consolidated financial statements of Capital Directions, Inc. included in the 2002 Annual Report to Shareholders for the year ended December 31, 2002, are incorporated herein by reference in Item 8:

Page in 2002
Annual Report

Consolidated balance sheets — December 31, 2002 and 2001	13

Consolidated statements of income for the years ended December 31, 2002, 2001 and 2000	14

PART III — Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

		Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000		15

		Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2002, 2001 and 2000		16

		Notes to consolidated financial statements		17 - 28

		Report of Independent Auditors		12

	2	Financial Statement Schedules

Not applicable

	3	Exhibits

(3a) Articles of Incorporation and (3b) Bylaws (previously filed as Exhibits included in Capital Directions, Inc. Registration Statement Amendment No. 1 to Form S-4, No. 33-20417, Dated March 17, 1988).

		(10)	Material Contracts

(a) Incentive Compensation Plans (previously filed as Exhibits included in Capital Directions, Inc.’s 1988 10-K report dated March 29, 1989 and the 1993 10-K report dated March 29, 1994).

(b) Directors Deferred Compensation Plans (previously filed as Exhibits included in Capital Directions, Inc.’s 1988 10-K report dated March 29, 1989).

(c) Supplementary Executive Retirement Plan (previously filed as Exhibits included in Capital Directions, Inc.’s 1988 10-K report dated March 29, 1989).

(d) Employment Agreement with Timothy Gaylord.

		(13)	Annual Report to Shareholders for the year ended December 31, 2002 (filed herewith).

		(22)	Subsidiaries of registrant (previously filed as Exhibits included in Capital Directions, Inc.’s 1988 10-K report dated March 29, 1989)

		(23)	Consents of experts. Consent of Crowe, Chizek and Company LLP.

		(99.1)	Certification of Chief Executive Officer.

		(99.2)	Certification of Treasurer.

(b)	Reports on Form 8-K

Form 8-K was filed on November 1, 2002 relating to the implementation of a stock repurchase program.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

CAPITAL DIRECTIONS, INC

/s/ Timothy P. Gaylord	Timothy P. Gaylord (President and Chief Executive Officer)

/s/ Lois A. Toth	Lois A. Toth (Treasurer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities indicated on March 31, 2003.

/s/ Gerald W. Ambrose	Gerald W. Ambrose Chairman of Board of Directors

/s/ Marvin B. Oesterle	Marvin B. Oesterle Vice Chairman of Board of Directors

/s/ Douglas W. Dancer	Douglas W. Dancer Secretary of Board of Directors

/s/ Timothy P. Gaylord	Timothy P. Gaylord President and Chief Executive Officer

/s/ Paula Johnson	Paula Johnson Director

/s/ James W. Leasure	James W. Leasure Director

Certifications

I, Timothy P. Gaylord, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Capital Directions, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Timothy P. Gaylord Timothy P. Gaylord Chief Executive Officer

Certifications

I, Lois A. Toth, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Capital Directions, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Dare;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Lois A. Toth Lois A. Toth Treasurer

Index to Exhibits

    The following exhibits are filed or incorporated by reference as part of this report:

3(A)	Articles of Incorporation of the Registrant as currently in effect and any amendments thereto (Incorporated herein by reference to Exhibit 3(A) of the Registrants’ Form S-4 Registration Statement dated March 17, 1988 No. 33-20417).

3(B)	Bylaws of the Registrant as currently in effect and any amendments thereto (Incorporated herein by reference to Exhibit 3(B) of the Registrants’ Form S-4 Registration Statement dated March 17, 1988 No. 33-20417).

10(A)	Incentive Compensation Plans (Incorporated herein by reference to Exhibit 10(A) to Registrants’ Report on Form 10-K for the year ended December 31, 1988 and December 31, 1993 [1988 and 1993 10-K Reports]).

10(B)	Directors Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10(B) to Registrants’ Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

10(C)	Supplementary Executive Retirement Plan (Incorporated herein by reference to Exhibit 10(C) to Registrants’ Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

10(D)	Employment Agreement with Timothy Gaylord.

13	Annual Report to Shareholders for the year ended December 31, 2002 (filed herewith).

22	List of Subsidiaries (Incorporated herein by reference to Exhibit 22 to Registrants’ Report on Form 10-K for the year ended December 31, 1988 [1988 10-K Report]).

23	Consents of experts. Consent of Crowe, Chizek and Company LLP.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.