Form 10-Q
period 2003-03-31
CAPITAL DIRECTIONS INC
filed 2003-05-13
CIK 830157

-

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
Of The Securities Exchange Act of 1934

For the quarter ended    March 31, 2003    Commission file number      33-20417

Capital Directions, Inc.

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2781737 (I.R.S. Employer Identification Number)

322 South Jefferson St., Mason, Michigan	48854-0130

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:            (517) 676-0500

None

Former name, former address and former fiscal
year, if changed since last report

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2003 the registrant had outstanding 590,043 shares of common stock having a par value of $5 per share.

CAPITAL DIRECTIONS, INC.
INDEX TO FORM 10-Q

Page
Number

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets March 31, 2003 and December 31, 2002	1

Consolidated Statements of Income for the Three Months Ended March 31, 2003 and 2002	2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	3

Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2003 and 2002	4

Notes to Interim Consolidated Financial Statements	5-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Changes in Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits and Reports on Form 8-K	14

Signatures	15

Certifications	16-17

Index to Exhibits	18

PART I — FINANCIAL INFORMATION

CAPITAL DIRECTIONS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and non interest bearing deposits	$3,063	$3,287
Interest bearing deposits in other financial institutions	609	1,917
Federal funds sold	4,910	3,230

Total cash and cash equivalents	8,582	8,434
Time deposits with other financial institutions	3,458	981

Securities available for sale	11,762	12,644
Securities held to maturity	400	400
Federal Home Loan Bank (FHLB) stock	2,381	2,381

Total securities	14,543	15,425
Loan held for sale	—	635
Loans:
Commercial and agricultural	5,488	5,990
Installment	1,625	1,726
Real estate mortgage	88,102	89,383

Total loans	95,215	97,099
Allowance for loan losses	(1,039)	(1,044)

Net loans	94,176	96,055
Premises and equipment, net	1,035	1,029
Accrued interest receivable	461	463
Bank owned life insurance	1,813	1,794
Other assets	1,541	1,398

Total assets	$125,609	$126,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non interest bearing	$12,964	$10,767
Interest bearing	61,836	63,940

Total deposits	74,800	74,707
Accrued interest payable	187	277
FHLB borrowings	34,171	35,401
Other liabilities	1,852	1,479

Total liabilities	111,010	111,864
SHAREHOLDERS’ EQUITY
Common stock: $5 par value, 1,300,000 shares authorized; 590,043 and 589,043 shares outstanding at March 31, 2003 and December 31, 2002 respectively	2,950	2,945
Additional paid in capital	2,243	2,231
Retained earnings	9,261	9,002
Accumulated other comprehensive income, net of tax of $75 as of March 31, 2003 and $89 as of December 31, 2002	145	172

Total shareholders’ equity	14,599	14,350

Total liabilities and shareholders’ equity	$125,609	$126,214

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,

	2003	2002

(In thousands, except share and per share data)
Interest and Dividend Income
Interest and fees on loans	$1,662	$1,792
Federal funds sold and other	28	7
Interest and dividends on securities:
Taxable	123	168
Tax exempt	49	40

Total interest income	1,862	2,007
Interest Expense
Deposits	307	383
FHLB borrowings and other debt	464	451

Total interest expense	771	834

Net interest income	1,091	1,173
Non Interest Income
Service charges on deposit accounts	81	80
Investment commission fees	10	17
Net gains on sale of loans	187	31
Other operating income	44	75

Total non interest income	322	203
Non Interest Expense
Salaries and employee benefits	438	403
Premises and equipment	87	89
Other operating expense	194	223

Total non interest expense	719	715

Income before income tax expense	694	661
Income tax expense	205	210

Net Income	$489	$451

Average common shares outstanding	589,954	595,956
Basic earnings per common share	$0.83	$0.76
Diluted earnings per common share	$0.82	$0.75
Dividends per share of common stock, declared	$0.39	$0.39

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)
	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities
Net income	$489	$451
Adjustments to reconcile net income to net cash from operating activities
Depreciation	26	32
Net amortization (accretion) on securities	24	1
Loans originated for sale	(8,434)	(1,001)
Proceeds from sale of loans originated for sale	9,256	1,006
Net gain on sales of loans originated for sale	(187)	(5)
Changes in assets and liabilities:
Accrued interest receivable	2	(57)
Accrued interest payable	(90)	14
Other assets and bank owned life insurance	(148)	(35)
Other liabilities	373	262

Net cash from operating activities	1,311	668
Cash flows from investing activities
Securities available for sale:
Purchases	(248)	—
Maturities, calls and principal payments	1,065	623
Net change in time deposits with other financial institutions	(2,477)	—
Net change in loans	1,879	(8,153)
Premises and equipment expenditures	(32)	(2)

Net cash from investing activities	187	(7,532)
Cash flows from financing activities
Net change in deposits	93	633
Proceeds from long-term FHLB borrowings	—	2,000
Repayment of long-term FHLB borrowings	(1,230)	(17)
Proceeds from shares issued upon exercise of stock options	17	—
Cash dividends paid	(230)	(220)

Net cash from financing activities	(1,350)	2,396

Net change in cash and cash equivalents	148	(4,468)
Cash and cash equivalents at beginning of year	8,434	6,973

Cash and cash equivalents at March 31	$8,582	$2,505

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$861	$820
Income taxes— federal	$213	$150

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the three months ended March 31, 2003 and 2002

(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Net income	$489	$451
Other comprehensive income (loss), net Unrealized holding gains (losses) on securities available for sale arising during period	(41)	(27)
Tax effects	14	9

Other comprehensive income (loss), net	(27)	(18)

Comprehensive income	$462	$433

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.

In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of March 31, 2003 and December 31, 2002 and results of operations and cash flows for the three month periods ended March 31, 2003 and 2002.

Note 2.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 3.

The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year end 2002, included in the Registrant’s 2002 Annual Report on Form 10-K.

Note 4. Analysis of the Allowance for Loan Losses

Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, historical performance, current economic conditions, current analyses of asset quality and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers’ inability to comply with the original terms. As of March 31, 2003, non-performing loans totaled $57,000 or .06% of total loans. This represents a decrease of $31,000 from the $88,000 balance at December 31, 2002.

	March 31,	December 31,
Non-performing Loans	2003	2002

Non-accrual	$21,000	$5,000
90 days or more past due	13,000	59,000
Renegotiated	23,000	24,000

Total	$57,000	$88,000

Non-performing loans as a percent of:
Total loans	.06%	.09%
Allowance for loan losses	5.49%	8.43%

Note 4. Analysis of the Allowance For Loan Losses (continued)

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged-off, and additions or reductions to the allowance which have been charged or credited to expense.

(Dollars in thousands)	Three	Twelve
	Months	Months
	Ended	Ended
	March 31,	December 31,
	2003	2002

Balance at beginning of period	$1,044	$1,048
Charge-offs	(7)	(14)
Recoveries	2	10

Net charge-offs	(5)	(4)

Balance at end of period	$1,039	$1,044

Average loans outstanding during the period	$97,047	$86,794

Loans outstanding at end of period	$95,215	$97,099

Allowance as a percent of:
Total loans at end of period	1.09%	1.08%

Non-performing loans at end of period	1822.81%	1186.36%

Net charge-offs as a percent of:
Average loans outstanding	.01%	.00%

Allowance for loan losses	.48%	.38%

Note 5. Earnings Per Share

A reconciliation of basic and diluted earnings per share for the three month period ending March 31 follows:

(Dollars in thousands)	Three months ended

	2003	2002

Basic earnings per share:
Net income	$489	$451

Weighted average shares outstanding for basic earnings per share	589,954	595,956

Per share amount	$.83	$.76

Diluted earnings per share:
Net income	$489	$451

Weighted average shares outstanding for basic earnings per share	589,954	595,956
Effect of dilutive securities- stock options	6,563	4,056

Weighted average shares outstanding for diluted earnings per share	596,517	600,012

Per share amount	$.82	$.75

Stock options for 4,000 and 8,300 shares of common stock were not considered in computing diluted earnings per common share in 2003 and 2002 because they were not dilutive.

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

     A summary of activity in the plan is as follows:

				Weighted
			Weighted	Average Fair
	Available		Average	Value of
	For	Options	Exercise	Options
	Grant	Outstanding	Price	Granted

Balance December 31, 2002	9,893	25,007	$33.63
Granted	(4,000)	4,000	48.00	.91
Exercised	—	(1,000)	18.00
Forfeited	600	(600)	39.83

Balance March 31, 2003	6,493	27,407	$34.70

For the options outstanding at March 31, 2003, the range of exercise prices was $12.75 to $48.00 per share with a weighted average remaining contractual term of 6.80 years. At March 31, 2003, 15,836

Note 6. Stock Option Plan (continued)

stock options were exercisable at a weighted average price of $31.74 per share. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company’s plan vest over a five-year period. Therefore, the cost related to stock based compensation included in the determination of net income for 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002

Net income as reported	$489	$451
Add: stock-based compensation expense included in reported net income	—	—
Deduct: stock-based compensation expense determined under fair value based method	(3)	(3)

Pro forma net income	$486	$448

Basic and diluted income per share:
As reported basic	$.83	$.76
Pro forma basic	.82	.75
As reported diluted	.82	.75
Pro forma diluted	.81	.75

Stock-based compensation expense was computed using option pricing models. For the options granted during the three months ended March 31, 2003 and March 31, 2002 the following weighted average assumptions as of the grant date were utilized.

Risk-free interest rate	2.82%	4.27%
Expected option life	5 years	5 years
Expected stock price volatility	4.26%	3.65%
Expected dividend yield	3.56%	4.15%

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

Financial Condition (In thousands)

During the first quarter of 2003, the assets of the Company decreased $605 or 0.48% from December 31, 2002. This decrease resulted primarily from decreased residential mortgage loan balances due to normal repayment streams. New loan activity did not fully replace the repayment streams, as a portion of the new loans generated was sold directly into the secondary market.

Cash and cash equivalents have increased $148 or 1.75% in the three-month period from December 31, 2002 to March 31, 2003. This is a result of an increase in Federal funds sold and a decrease in short-term interest bearing deposits in other financial institutions.

Total outstanding loans have decreased $1,884 during the first quarter of 2003. This is a decrease of 1.94% from December 31, 2002. The greatest portion of this decrease has been realized in residential mortgage loans, while commercial and installment loans have decreased slightly. During the first quarter of 2003, the Company has continued to sell certain newly originated loans into the secondary market as part of its asset and liability management strategy to minimize the risk associated with the recent reductions in interest rates.

The allowance for loan losses decreased $5 or .48% during the three month period ending March 31, 2003. At March 31, 2003 the allowance as a percent of outstanding loans was 1.09% compared to 1.08% at December 31, 2002. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb probable incurred losses in the portfolio.

Total deposits have increased $93 or .12% during the first quarter of 2003. This increase was concentrated in non-interest bearing deposits while time deposits showed a slight decline.

Total shareholders’ equity increased $249 or 1.74% in the first quarter of 2003. This increase was comprised of net income of $489 and offset by decrease in net unrealized gains on available for sale securities of $27 and by dividends declared of $230 and proceeds from shares issued upon the exercise of stock options. Book value per share was $24.74 at March 31, 2003 compared to $24.36 at December 31, 2002.

Results of Operations (In thousands)

For the first quarter of 2003, net income was $489, basic earnings per share was $.83, and diluted earnings per share was $.82, compared to $451, $.76, and $.75 for the same period in 2002. Average earning assets increased to $118,842 or 5.43% from March 31, 2002 to March 31, 2003. The average yield on earning assets decreased to 6.45% for the quarter ended March 31, 2003 from 7.30% for the comparable time period in 2002. Average costs for rate related liabilities decreased forty-five basis points to 3.20% at March 31, 2003 from 3.65% at March 31, 2002. Net interest margin decreased to 3.82% for the first three months of 2003 compared to 4.30% in the same period of 2002. The Company is experiencing a decreasing margin related primarily to the change in the structure of earning assets. As mortgage loan payoffs from refinancing increased during 2002, some of the funds were invested in interest bearing deposits with other financial institutions, which tend to be at lower yields as compared to loans. In addition, residential mortgage loan demand increased significantly during the past several months and many of the new, lower rate loans were sold into the secondary market to protect the Company from interest-rate risk. The following table illustrates the change in net interest margin for the three months ended March 31, 2003 and March 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)

Loans (taxable)	$96,508	$1,654	6.95%	$97,143	$1,791	7.48%
Loans (non-taxable)	539	6	4.51	98	2	8.16
Taxable securities	9,836	123	5.07	10,594	168	6.43
Non-taxable securities	4,942	75	6.15	3,186	61	7.75
Loans held for sale	317	4	5.12	—	—	.00
Federal funds sold and other	6,700	28	1.63	1,704	7	1.64

Total interest earning assets	$118,842	$1,890	6.45%	$112,725	$2,029	7.30%

Interest bearing demand deposits	$10,825	$16	0.60%	$10,094	$14	.56%
Savings deposits	25,079	63	1.02	23,310	84	1.46
Time deposits <$100,000	20,483	177	3.50	18,837	212	4.57
Time deposits $100,000 and more	6,713	51	3.08	8,094	73	3.66
Federal funds purchased	—	—	.00	277	1	1.44
Other borrowings	34,336	464	5.48	32,188	450	5.67

Total interest bearing liabilities	$97,436	$771	3.20%	$92,800	$834	3.65%

Net Interest Income/Spread		$1,119	3.24%		$1,195	3.65%

Net Interest Margin			3.82%			4.30%

(1) Earning assets are presented on a fully taxable equivalent basis using a 34% tax rate, and average yields/rates are annualized.

The two variables that have the most significant effect on the change in the net interest income are volume and rate. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. As illustrated in the following table, the Company had a decrease in net interest income due primarily to funds deployed into lower yielding deposits with other financial institutions and fed funds growth as well as decreased loan and investment rates.

Change in Net Interest Income
(Dollars in thousands)	2003 compared to 2002

	Volume	Rate	Total

Earning Assets
Loans (taxable)	$(12)	$(125)	$(137)
Loans (non-taxable)	5	(1)	4
Taxable securities	(11)	(34)	(45)
Non-taxable securities	29	(15)	14
Loans held for sale	4	—	4
Federal funds sold and other	21	—	21

Total interest income	$36	$(175)	$(139)
Interest Bearing Liabilities
Interest bearing demand deposits	$1	$1	$2
Savings deposits	6	(27)	(21)
Time deposits <$100,000	17	(52)	(35)
Time deposits $100,000 or more	(11)	(11)	(22)
Fed funds purchased	(1)	—	(1)
Other borrowings	29	(15)	14

Total interest expense	$41	$(104)	$(63)

Net interest Income	$(5)	$(71)	$(76)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

There was no provision for loan losses during the first three months of 2003 as well as for the same period of 2002. This is representative of the stable loss experience and continuing performance experienced in the loan portfolio.

Non interest income increased $119 or 58.62% during the first quarter of 2003 when compared to the first quarter of 2002. Of this increase, a majority is attributable to gains realized on loans sold, which includes the recognition of servicing rights related to loans sold, during the period however, this was partially offset by less customer investment commissions and decreased fees from ATM activity.

Non interest expense increased $4 or .56% when comparing the first quarter of 2003 to the first quarter of 2002. Most of this increase is a result of increased expenses for salaries and employee benefits as well as data processing expenses, postage and supply costs. This is partially offset by costs for marketing, telephone and Michigan Single Business Tax which have decreased since the prior year.

The Federal income tax provision for the first three months of 2003 was $205, down slightly from $210 for the same period in 2002.

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

Sources of liquidity include federal funds sold, investment security maturities and principal payments. A net average balance of $2,855 in federal funds sold was maintained during the first quarter of 2003. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowings and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

At March 31, 2003 the securities available for sale were valued at $11,762. It is not anticipated that management will use these funds due to the optional sources that may be available.

Interest rate sensitivity management seeks to maximize net interest margin through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the “rate sensitive position” or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as “GAP” and its handling as “GAP Management”. Throughout the first quarter of 2003, the results of the GAP analysis were within the Bank’s policy guidelines. At March 31, 2003, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 52%.The following table shows the Company’s GAP position as of March 31, 2003. The Company has a liability sensitive position of approximately $33,089 within the one-year time frame, which indicates higher net interest income may be earned if rates decrease during the period and lower net

Liquidity and Interest Rate Risk (continued)

interest income may be earned if rates increase during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control. The GAP model used by the Bank differs from the following chart in that actual loan prepayment and deposit longevity experience are also factored into the calculation. Using this method, the Bank’s GAP position at March 31, 2003 was an asset sensitive position of $15,805 or 12.61% at one year.

GAP Measurement (Dollars in thousands)

	0-30	31-90	2nd	3rd	4th	Annual	1-3	3-5	Over 5
	Days	Days	Quarter	Quarter	Quarter	Total	Years	Years	Years	Total

Assets
Loans	$3,514	$8,219	$1,644	$1,059	$3,104	$17,540	$2,506	$11,812	$63,357	$95,215
Allowance for loan losses	—	—	—	—	—	—	—	—	—	-1,039
Securities (1)	3,313	931	2,056	1,248	1,623	9,171	4,481	586	305	14,543
Short-term Investments	4,925	594	—	—	—	5,519	—	—	—	5,519
Time deposits with other financial institutions	—	—	1,575	—	1,487	3,062	396	—	—	3,458
Other non- earning assets	—	—	—	—	—	—	—	—	—	7,913

Total	$11,752	$9,744	$5,275	$2,307	$6,214	$35,292	$7,383	$12,398	$63,662	$125,609

Liabilities Non interest bearing deposits	$—	$—	$—	$—	$—	$—	$—	$—	$—	$12,964
Interest bearing deposits	36,725	3,141	3,379	3,363	3,749	50,357	5,274	6,205	—	61,836
FHLB borrowings (2)	4,000	10,000	2,000	1,024	1,000	18,024	7,253	8,062	832	34,171
Other liabilities	—	—	—	—	—	—	—	—	—	2,039
Capital	—	—	—	—	—	—	—	—	—	14,599

Total	$40,725	$13,141	$5,379	$4,387	$4,749	$68,381	$12,527	$14,267	$832	$125,609

GAP	$(28,973)	$(3,397)	$(104)	$(2,080)	$1,465	$(33,089)	$(5,144)	$(1,869)	$62,720
Cumulative GAP	$(28,973)	$(32,370)	$(32,474)	$(34,554)	$(33,089)	$(33,089)	$(38,233)	$(40,102)	$22,618
GAP ratio	29%	74%	98%	53%	131%	52%	59%	87%	7,652%

(1)	Maturities reflect probable prepayments and calls.

(2)	FHLB borrowings include putable advances, which may be converted to adjustable rates or prepaid beginning one, two or three years after the purchase date. The above schedule reflects maturities at prepayment date on putable advances.

Capital Resources (Dollars in thousands)

The Company’s capital adequacy is reviewed regularly to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders’ equity, excluding the net unrealized gain on securities available for sale, increased $276 or 1.95% to $14,454 for the first quarter of 2003. This represents 11.51% of total assets. At December 31, 2002, the similar ratio of shareholders’ equity to total assets was 11.23%. Dividends declared per common share at $.39 per share in the first quarter of 2003 was unchanged when compared to the same period in 2002.

Regulators established “risk-based” capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk-based and total assets based on perceived risk in asset categories and certain off-balance sheet items, such as loan commitments and standby letters of credit. On March 31, 2003, the Bank has a “risk-based” total capital to asset ratio of 19.81%. The ratio exceeds the requirements established by regulatory agencies as shown below.

(Dollars in thousands)		Minimum Required
March 31, 2003		For Capital		Under Prompt Corrective
	Actual	Adequacy Purposes		Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$14,459	19.81%	$5,838	8.00%	$7,298	10.00%
Tier 1 capital (to risk weighted assets)	13,545	18.56	2,919	4.00	4,379	6.00
Tier 1 capital (to average assets)	13,545	10.89	4,976	4.00	6,220	5.00

Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy. It is the opinion of management that capital and shareholders’ equity is adequate and will continue to be so throughout 2003.

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

Part II — Other Information

Item 1. Legal proceedings

The Company is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the registrant or its subsidiaries as of and for the period ended March 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2003, there weren’t any changes in the Registrant’s securities, relevant to the requirements of this section, that would cause any shareholder’s rights to be materially modified, limited or qualified.

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

No reports on Form 8-K were filed for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL DIRECTIONS, INC

Date: May 8, 2003	By: /s/ Timothy Gaylord

Timothy Gaylord
President

Date: May 8, 2003	By: /s/ Lois A. Toth

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

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