Form 10-Q
period 2003-06-30
CAPITAL DIRECTIONS INC
filed 2003-08-13
CIK 830157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
Of The Securities Exchange Act of 1934

For the quarter ended June 30, 2003	Commission file number 33-20417

Capital Directions, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-2781737

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

322 South Jefferson St., Mason, Michigan	48854-0130

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(517) 676-0500

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

As of June 30, 2003 the registrant had outstanding 590,043 shares of common stock having a par value of $5 per share.

CAPITAL DIRECTIONS, INC.
INDEX TO FORM 10-Q

Page
Number

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets June 30, 2003 and December 31, 2002	1
Consolidated Statements of Income for the Three and Six Months Ended June 30, 2003 and 2002	2
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	3
Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2003 and 2002	4
Notes to Interim Consolidated Financial Statements	5-8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	14
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 2. Changes in Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits and Reports on Form 8-K	15
Signatures	16
Index to Exhibits	17

PART I – FINANCIAL INFORMATION

CAPITAL DIRECTIONS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and non interest bearing deposits	$3,231	$3,287
Interest bearing deposits in other financial institutions	1,583	1,917
Federal funds sold	—	3,230

Total cash and cash equivalents	4,814	8,434
Time deposits with other financial institutions	1,883	981
Securities available for sale	10,283	12,644
Securities held to maturity	900	400
Federal Home Loan Bank (FHLB) stock	2,412	2,381

Total securities	13,595	15,425
Loan held for sale	67	635
Loans:
Commercial and agricultural	4,755	5,990
Installment	1,478	1,726
Real estate mortgage	93,129	89,383

Total loans	99,362	97,099
Allowance for loan losses	(1,015)	(1,044)

Net loans	98,347	96,055
Premises and equipment, net	1,080	1,029
Accrued interest receivable	458	463
Bank owned life insurance	1,827	1,794
Other assets	1,544	1,398

Total assets	$123,615	$126,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non interest bearing	$14,751	$10,767
Interest bearing	60,713	63,940

Total deposits	75,464	74,707
Accrued interest payable	155	277
Federal funds purchased	370	—
FHLB borrowings	31,171	35,401
Other liabilities	1,704	1,479

Total liabilities	108,864	111,864
SHAREHOLDERS’ EQUITY
Common stock: $5 par value, 1,300,000 shares authorized; 590,043 and 589,043 shares outstanding at June 30, 2003 and December 31, 2002 respectively	2,950	2,945
Additional paid in capital	2,243	2,231
Retained earnings	9,445	9,002
Accumulated other comprehensive income, net of tax of $58 as of June 30, 2003 and $89 as of December 31, 2002	113	172

Total shareholders’ equity	14,751	14,350

Total liabilities and shareholders’ equity	$123,615	$126,214

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest and Dividend Income
Interest and fees on loans	$1,650	$1,751	$3,312	$3,543
Federal funds sold	9	4	17	11
Interest and dividends on securities:
Taxable	107	165	230	333
Tax exempt	46	39	95	79
Other interest income	20	—	40	—

Total interest income	1,832	1,959	3,694	3,966
Interest Expense
Deposits	286	367	593	750
Short-term borrowings	—	2	—	3
Long-term borrowings	435	478	899	928

Total interest expense	721	847	1,492	1,681

Net Interest Income	1,111	1,112	2,202	2,285
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	1,111	1,112	2,202	2,285
Non Interest Income
Service charges on deposit accounts	93	79	174	159
Investment commission fees	11	14	21	31
Net gains on sale of loans	20	20	207	51
Other income	66	88	110	163

Total non interest income	190	201	512	404
Non Interest Expense
Salaries and employee benefits	436	378	874	781
Premises and equipment	80	82	167	171
Other operating expense	198	222	392	445

Total non interest expense	714	682	1,433	1,397

Income before income tax expense	587	631	1,281	1,292
Income tax expense	174	188	379	398

Net Income	$413	$443	$902	$894

Average common shares outstanding	590,043	592,006	589,999	593,970
Basic earnings per common share	0.70	0.75	1.53	1.51
Diluted earnings per common share	0.69	0.74	1.51	1.49
Dividends per share of common stock, declared	0.39	0.39	0.78	0.78

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities
Net income	$902	$894
Adjustments to reconcile net income to net cash from operating activities
Depreciation	54	65
Net amortization on securities	47	1
FHLB stock dividend	(31)	—
Loans originated for sale	(8,870)	(1,537)
Proceeds from sale of loans originated for sale	9,645	1,546
Net gain on sales of loans originated for sale	(207)	(9)
Changes in assets and liabilities:
Accrued interest receivable	5	(14)
Accrued interest payable	(122)	(3)
Other assets and bank owned life insurance	(149)	(97)
Other liabilities	225	175

Net cash from operating activities	1,499	1,021
Cash flows from investing activities
Securities available for sale:
Purchases	(248)	(846)
Maturities, calls and principal payments	2,473	2,070
Securities held to maturity:
Purchases	(500)	(400)
Net change in time deposits with other financial institutions	(902)	—
Net change in loans	(2,292)	(7,962)
Premises and equipment expenditures	(105)	(41)

Net cash from investing activities	(1,574)	(7,179)
Cash flows from financing activities
Net change in deposits	757	(3,092)
Federal funds purchased	370	2,100
Proceeds from long-term FHLB borrowings	3,000	3,000
Repayment of long-term FHLB borrowings	(7,230)	(17)
Proceeds from shares issued upon exercise of stock options	17	—
Repurchase of common stock	—	(263)
Cash dividends paid	(459)	(452)

Net cash from financing activities	(3,545)	1,276

Net change in cash and cash equivalents	(3,620)	(4,882)
Cash and cash equivalents at beginning of year	8,434	6,973

Cash and cash equivalents at June 30	$4,814	$2,091

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,614	$1,767
Income taxes – federal	$378	$359

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the three and six months ended June 30, 2003 and 2002

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002
Net income	$413	$443	$902	$894
Other comprehensive income (loss), net
Unrealized holding gains (losses) on securities available for sale arising during period	(49)	(67)	(90)	(94)
Tax effects	17	23	31	32

Other comprehensive income (loss), net	(32)	(44)	(59)	(62)

Comprehensive income	$381	$399	$843	$832

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.

In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of June 30, 2003 and December 31, 2002 and results of operations for the three and six month periods ended June 30, 2003 and 2002, and the cash flows for the six month periods ended June 30, 2003 and 2002.

Note 2.

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 3.

The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year end 2002, included in the Registrant’s 2002 Annual Report on Form 10-K.

Note 4. Analysis of the Allowance for Loan Losses

Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, historical performance, current economic conditions, current analyses of asset quality and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers’ inability to comply with the original terms. As of June 30, 2003, non-performing loans totaled $28,000 or .03% of total loans. This represents a decrease of $60,000 from the $88,000 balance at December 31, 2002.

	June 30,	December 31,
Non-performing Loans	2003	2002

Non-accrual	$—	$5,000
90 days or more past due	7,000	59,000
Renegotiated	21,000	24,000

Total	$28,000	$88,000

Non-performing loans as a percent of:
Total loans	.03%	.09%
Allowance for loan losses	2.76%	8.43%

Note 4. Analysis of the Allowance For Loan Losses (continued)

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged-off, and additions or reductions to the allowance which have been charged or credited to expense.

(Dollars in thousands)

	Six	Twelve
	Months	Months
	Ended	Ended
	June 30,	December 31,
	2003	2002

Balance at beginning of period	$1,044	$1,048
Charge-offs	(34)	(14)
Recoveries	5	10

Net charge-offs	(29)	(4)

Balance at end of period	$1,015	$1,044

Average loans outstanding during the period	$97,164	$86,794

Loans outstanding at end of period	$99,362	$97,099

Allowance as a percent of:
Total loans at end of period	1.02%	1.08%

Non-performing loans at end of period	3625.0%	1186.36%

Net charge-offs as a percent of:
Average loans outstanding	.03%	.00%

Allowance for loan losses	2.86%	.38%

Note 5. Earnings Per Share

A reconciliation of basic and diluted earnings per share for the three-month and six-month periods ending June 30 follows: (Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic earnings per share
Net income	$413	$443	$902	$894

Weighted average shares outstanding for basic earnings per share	590,043	592,006	589,999	593,970

Per share amount	$.70	$.75	$1.53	$1.51

Diluted earnings per share
Net income	$413	$443	$902	$894

Weighted average shares outstanding for basic earnings per share	590,043	592,006	589,999	593,970
Effect of dilutive securities-
Stock options	7,628	4,944	7,066	4,445

Weighted average shares outstanding for diluted earnings per share	597,671	596,950	597,065	598,415

Per share amount	$.69	$.74	$1.51	$1.49

Note 6. Stock Option Plan

Options to buy common stock were granted to officers and other key employees under a Stock Option Plan which provided for the issuance of up to 40,000 shares of common stock. The plan provided for stock options to be granted at prices that approximate the fair value of the stock at the respective dates of grant. The vesting of stock options does not start until two years from the date of the grant. After two years, the options will vest evenly over a three year period. The plan terminated on May 20, 2003. A new plan which provides for the issuance of up to 20,000 shares of common stock was approved by shareholders on April 24, 2003. The new plan contains the same features as the original plan, however, at this time, no options have been awarded. All shares and per share amounts for the original plan have been restated for stock splits.

A summary of activity in the original plan is as follows:

				Weighted
			Weighted	Average Fair
	Available		Average	Value of
	For	Options	Exercise	Options
	Grant	Outstanding	Price	Granted

Balance
December 31, 2002	9,893	25,007	$33.63
Granted	(4,000)	4,000	48.00	.91
Exercised	—	(1,000)	18.00
Forfeited	600	(600)	39.83
Expired on May 20, 2003	(6,493)	—	—

Balance
June 30, 2003	—	27,407	$34.70

Note 6. Stock Option Plan (continued)

For the options outstanding at June 30, 2003, the range of exercise prices was $12.75 to $48.00 per share with a weighted average remaining contractual term of 6.55 years. At June 30, 2003, 15,836 stock options were exercisable at a weighted average price of $31.74 per share. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company’s plan vest over a five-year period. Therefore, the cost related to stock based compensation included in the determination of net income for 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

(Dollars in thousands, except per share amounts)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income as reported	$413	$443	$902	$894
Add: stock-based compensation expense included in reported net income	—	—	1	—
Deduct: stock-based compensation expense determined under fair value based method	(2)	(2)	(2)	(3)

Pro forma net income	$411	$441	$901	$891

Basic and diluted income per share:
As reported basic	$ .70	$ .75	$1.53	$1.51
Pro forma basic	.70	.74	1.52	1.50
As reported diluted	.69	.74	1.51	1.49
Pro forma diluted	.69	.74	1.51	1.49

Stock-based compensation expense was computed using option pricing models. For the options granted during the six months ended June 30, 2003 and June 30, 2002 the following weighted average assumptions as of the grant date were utilized.

Risk-free interest rate	2.82%	4.95%
Expected option life	5 years	5 years
Expected stock price volatility	4.26%	4.02%
Expected dividend yield	3.56%	3.44%

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

Financial Condition (In thousands)

Assets totaled $123,615 at June 30, 2003. The 2.06% decrease of $2,599 from $126,214 at December 31, 2002 resulted primarily from a decrease of $3,230 in Federal funds sold and a decrease of $1,830 in securities, which were used to fund an increase of $2,292 in net loans.

Cash and cash equivalents have decreased $3,620 or 42.92% in the six month period from December 31, 2002 to June 30, 2003. This is a result of a decrease in Federal funds sold and a decrease in short-term interest bearing deposits in other financial institutions.

Total outstanding net loans have increased $2,292 during the first six months of 2003. This is an increase of 2.33% from December 31, 2002. The greatest portion of this increase has been realized in residential mortgage loans, while commercial and installment loans have decreased. During the first months of 2003, the Company has continued to sell certain newly originated loans into the secondary market as part of its asset and liability management strategy to minimize the risk associated with the recent reductions in interest rates.

The allowance for loan losses decreased $29 or 2.78% during the six month period ending June 30, 2003. At June 30, 2003 the allowance as a percent of outstanding loans was 1.02% compared to 1.08% at December 31, 2002. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb probable incurred losses in the portfolio.

Total deposits have increased $757 or 1.01% during the first six months of 2003. This increase was concentrated in non-interest bearing deposits while time deposits showed a slightly smaller decline.

Total shareholders’ equity increased $401 or 2.79% in the first quarter of 2003. This increase was comprised of net income of $902 and offset by a decrease in net unrealized gains on available for sale securities of $59 and by dividends declared of $460 and proceeds from shares issued upon the exercise of stock options. Book value per share was $25.00 at June 30, 2003 compared to $24.36 at December 31, 2002.

Results of Operations (In thousands)

For the second quarter of 2003, net income was $413, basic earnings per share was $.70, and diluted earnings per share was $.69, compared to $443, $.75, and $.74 for the same period in 2002. Average earning assets increased 3.77% from June 30, 2002 to June 30, 2003 to $118,291. The average yield on earning assets decreased to 6.39% for the quarter ended June 30, 2003 from 7.10% for the comparable time period in 2002. Average costs for rate related liabilities decreased forty-six basis points to 3.15% at June 30, 2003 from 3.61% at June 30, 2002. Net interest margin decreased to 3.85% for the first six-months of 2003 compared to 4.12% in the same period of 2002. The Company is experiencing a decreasing margin related primarily to the change in the structure of earning assets. As mortgage loan payoffs from refinancing increased during 2002, some of the funds were invested in interest bearing deposits with other financial institutions, which tend to be at lower yields as compared to loans. In addition, residential mortgage loan demand increased significantly during the past several

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

months and many of the new, lower rate loans were sold into the secondary market to protect the Company from interest-rate risk. The following table illustrates the change in net interest margin for the six months ended June 30, 2003 and June 30, 2002.

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)

Loans (taxable)	$96,424	$3,298	6.90%	$98,836	$3,538	7.22%
Loans (non-taxable)	535	13	4.90	146	6	8.29
Taxable securities	9,584	230	4.84	10,574	333	6.35
Non-taxable securities	4,794	145	6.10	3,164	120	7.65
Loans held for sale	204	6	5.93	50	2	8.07
Federal funds sold and other	6,750	57	1.70	1,225	10	1.65

Total interest earning assets	$118,291	$3,749	6.39%	$113,995	$4,009	7.10%

Interest bearing demand deposits	$10,723	$30	0.56%	$10,189	$28	.55%
Savings deposits	27,388	110	.81	23,731	177	1.50
Time deposits <$100,000	17,982	355	3.99	18,678	407	4.39
Time deposits $100,000 and more	6,360	98	3.11	7,675	138	3.63
Federal funds purchased	65	—	.00	286	3	2.12
Other borrowings	33,330	899	5.44	33,109	928	5.65

Total interest bearing liabilities	$95,848	$1,492	3.15%	$93,668	$1,681	3.61%

Net Interest Income/Spread		$2,257	3.25%		$2,328	3.49%

Net Interest Margin			3.85%			4.12%

(1)	Earning assets are presented on a fully taxable equivalent basis using a 34% tax rate, and average yields/rates are annualized.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Change in Net Interest Income
(Dollars in thousands)

	2003 compared to 2002

	Volume	Rate	Total

Earning Assets
Loans (taxable)	$(85)	$(155)	$(240)
Loans (non-taxable)	10	(3)	7
Taxable securities	(29)	(74)	(103)
Non-taxable securities	53	(28)	25
Loans held for sale	5	(1)	4
Federal funds sold and other	47	—	47

Total interest income	$1	$(261)	$(260)
Interest Bearing Liabilities
Interest bearing demand deposits	$1	$1	$2
Savings deposits	24	(91)	(67)
Time deposits <$100,000	(15)	(37)	(52)
Time deposits $100,000 or more	(22)	(18)	(40)
Fed funds purchased	(3)	—	(3)
Other borrowings	6	(35)	(29)

Total interest expense	$(9)	$(180)	$(189)

Net interest Income	$10	$(81)	$(71)

There was no provision for loan losses during the first six months of 2003 as well as for the same period of 2002. This is representative of the stable loss experience and continuing performance experienced in the loan portfolio.

Non interest income decreased $11 or 5.47% during the second quarter of 2003 when compared to the first quarter of 2002. Of this decrease, a majority is attributable to the reversal of servicing rights related to sold loans which have subsequently paid-off during the period as well as by less customer investment commissions, a smaller increase in cash value of life insurance and decreased fees from ATM activity. For the six-months ended June 30, non-interest income has increased $108 or 26.73% when compared to the similar period in 2002. This is primarily attributable to an increase in the net gain on loans sold into the secondary market and an increase in deposit service charges offset by the reversal of servicing rights on paid-off sold loans and a decline in investment commission fees.

Non interest expense increased $32 or 4.69% when comparing the second quarter of 2003 to the second quarter of 2002. Most of this increase is a result of increased expenses for salaries and employee benefits as well as marketing and data processing expenses. This is partially offset by costs for depreciation, consulting fees and Michigan Single Business Tax which have decreased since the prior year. For the six months ended June 30, 2003 non-interest expense increased $36 or 2.58% compared to the same period in 2002. Salaries and benefits increased $93 or 11.91% as the company has experienced significant overtime and temporary help expense relating to the new and refinance mortgage activity. This has been partially offset by decreased expenses for Michigan Single Business Tax as well as consulting fees, legal and other real estate related expenses.

The Federal income tax provision for the second quarter of 2003 was $174, down $14 from $188 for the same period in 2002. Year-to-date the income tax provision has decreased $19 from the same period the previous year. The effective tax rate was 30% and 30% for the three months ended June 30, 2003 and 2002 and 30% and 31% for the six months ended June 30, 2003 and 2002. The effective tax rates are lower than the 34% statutory rate due to non-taxable income on loans and investments.

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

Sources of liquidity include federal funds sold, security maturities and principal payments. A net average balance of $2,819 in federal funds sold was maintained during the second quarter of 2003. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowings and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

At June 30, 2003 the securities available for sale were valued $10,283. It is not anticipated that management will use these funds due to the optional sources that may be available.

Interest rate sensitivity management seeks to maximize net interest margin through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the “rate sensitive position” or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as “GAP” and its handling as “GAP Management”. Throughout the second quarter of 2003, the results of the GAP analysis were within the Bank’s policy guidelines. At June 30, 2003, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 45% The following table shows the Company’s GAP position as of June 30, 2003. The Company has a liability sensitive position of approximately $36,298 within the one-year time frame, which indicates higher net interest income may be earned if rates decrease during the period and lower net interest income may be earned if rates increase during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control. The GAP model used by the Bank differs from the following chart in that actual loan prepayment and deposit longevity experience are also factored into the calculation. Using this method, the Bank’s GAP position at June 30, 2003 was an asset sensitive position of $18,061 or 14.64% at one year.

GAP Measurement (Dollars in thousands)

	0-30	31-90	2nd	3rd	4th	Annual	1-3	3-5	Over 5
	Days	Days	Quarter	Quarter	Quarter	Total	Years	Years	Years	Total

Assets
Loans	$3,275	$9,224	$971	$1,343	$513	$15,326	$2,526	$13,212	$68,298	$99,362
Allowance for loan losses	—	—	—	—	—	—	—	—	—	-1,015
Loans held-for Sale	67	—	—	—	—	67	—	—	—	67
Securities (1)	3,812	1,521	1,235	1,612	3,201	11,381	1,743	171	300	13,595
Short-term Investments	1,097	486	—	—	—	1,583	—	—	—	1,583
Time deposits with other financial institutions	—	—	—	1,487	—	1,487	396	—	—	1,883
Other non- earning assets	—	—	—	—	—	—	—	—	—	8,140

Total	$8,251	$11,231	$2,206	$4,442	$3,714	$29,844	$4,665	$13,383	$68,598	$123,615

Liabilities Non interest bearing deposits	$—	$—	$—	$—	$—	$—	$—	$—	$—	$14,751
Interest bearing deposits	40,120	2,561	3,717	3,646	1,704	51,748	5,107	3,858	—	60,713
FHLB borrowings (2)	2,000	9,000	1,024	1,000	1,000	14,024	8,254	8,312	581	31,171
Federal funds purchased	370	—	—	—	—	370	—	—	—	370
Other liabilities	—	—	—	—	—	—	—	—	—	1,859
Capital	—	—	—	—	—	—	—	—	—	14,751

Total	$42,490	$11,561	$4,741	$4,646	$2,704	$66,142	$13,361	$12,170	$581	$123,615

GAP	$(34,239)	$(330)	$(2,535)	$(204)	$1,010	$(36,298)	$(8,696)	$1,213	$68,017
Cumulative
GAP	$(34,239)	$(34,569)	$(37,104)	$(37,308)	$(36,298)	$(36,298)	$(44,994)	$(43,781)	$24,236
GAP ratio	19%	97%	47%	96%	137%	45%	35%	110%	11,807%

(1)	Maturities reflect probable prepayments and calls.

(2)	FHLB borrowings include putable advances, which may be converted to adjustable rates or prepaid beginning one, two or three years after the purchase date. The above schedule reflects maturities at prepayment date on putable advances.

Capital Resources (Dollars in thousands)

The Company’s capital adequacy is reviewed regularly to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders’ equity, excluding the net unrealized gain on securities available for sale, increased $460 or 3.24% to $14,638 for the first six months of 2003. This represents 11.84% of total assets. At December 31, 2002, the similar ratio of shareholders’ equity to total assets was 11.23%. Dividends declared per common share at $.78 per share in the first six months of 2003 was unchanged when compared to the same period in 2002.

Regulators established “risk-based” capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk-based and total assets based on perceived risk in asset categories and certain off-balance sheet items, such as loan commitments and standby letters of credit. On June 30, 2003, the Bank has a “risk-based” total capital to asset ratio of 19.77%. The ratio exceeds the requirements established by regulatory agencies as shown below.

(Dollars in thousands)

		Minimum Required
June 30, 2003		For Capital		Under Prompt Corrective
	Actual	Adequacy Purposes		Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$14,669	19.77%	$5,937	8.00%	$7,422	10.00%
Tier 1 capital (to risk weighted assets)	13,740	18.51	2,969	4.00	4,453	6.00
Tier 1 capital (to average assets)	13,740	11.15	4,930	4.00	6,162	5.00

Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy. It is the opinion of management that capital and shareholders’ equity is adequate and will continue to be so throughout 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required as Registrant meets requirements to be a small business filer.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Capital Directions, Inc.’s management, as of June 30, 2003 including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Capital Directions, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in Capital Directions, Inc.’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses for the quarter ended June 30, 2003.

Part II – Other Information

Item 1. Legal proceedings

The Company is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the registrant or its subsidiaries as of and for the period ended June 30, 2003.

Item 2. Changes in Securities and Use of Proceeds

During the six months ended June 30, 2003, there weren’t any changes in the Registrant’s securities, relevant to the requirements of this section, that would cause any shareholder’s rights to be materially modified, limited or qualified.

Item 3. Defaults Upon Senior Securities

No defaults have occurred involving senior securities on the part of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of security holders of the Company was held April 24, 2003. Information concerning the matters brought to a vote of security holders is contained in the Company’s Proxy Statement and Notice of Annual Meeting of Shareholders held April 24, 2003, as previously filed. There have been no further matters submitted to a vote of the Registrant’s security holders during the six months ended June 30, 2003.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

1.	Exhibits required by Item 601 of Regulation S-K See Index to Exhibits on page 13.

2.	Reports on Form 8-K

A Form 8-K was filed by the company on June 26, 2003. The Form 8-K announced the Board of Directors’ preliminary approval of a going private merger transaction and its intent to de-register as a public reporting company with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL DIRECTIONS, INC

Date: August 8, 2003	By: /s/ Timothy Gaylord Timothy Gaylord President

Date: August 8, 2003	By: /s/ Lois A. Toth Lois A. Toth Treasurer

Index to Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession – Consolidation Agreement included in Amendment No. 1 to Form S-4 Registrant Statement No. 33-20417
3	Instruments Defining the Rights of Security Holders, Including Debentures – Not applicable
11	Statement Regarding Computation of Per Share Earnings – Not applicable
15	Letter Regarding Unaudited Interim Financial Information – Not applicable
18	Letter Regarding Change in Accounting Principals – Not applicable
19	Previous Unfiled Documents – Not applicable
20	Report Furnished to Security Holders – Not applicable
23	Published Report Regarding Matters Submitted to Vote of Security Holders – Not applicable
24	Consents of Experts and Counsel – Not applicable
25	Power of Attorney – Not applicable
27	Additional Exhibits – Not applicable
31.1	Certification of Timothy P. Gaylord required by rule 13a-14(a)
31.2	Certification of Lois A. Toth required by rule 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.