Form 10-Q
period 2003-09-30
CAPITAL DIRECTIONS INC
filed 2003-11-12
CIK 830157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
Of The Securities Exchange Act of 1934

For the quarter ended September 30, 2003 Commission file number 33-20417

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of September 30, 2003 the registrant had outstanding 591,410 shares of common stock having a par value of $5 per share.

CAPITAL DIRECTIONS, INC.
INDEX TO FORM 10-Q

		Page
		Number

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets September 30, 2003 and December 31, 2002	1
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2003 and 2002	2
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	3
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2003 and 2002	4
	Notes to Interim Consolidated Financial Statements	5-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15
	Signatures	16
	Index to Exhibits	17

PART I – FINANCIAL INFORMATION

CAPITAL DIRECTIONS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Cash and non interest bearing deposits	$2,150	$3,287
Interest bearing deposits in other financial institutions	513	1,917
Federal funds sold	—	3,230

Total cash and cash equivalents	2,663	8,434
Time deposits with other financial institutions	2,171	981
Securities available for sale	9,775	12,644
Securities held to maturity	900	400
Federal Home Loan Bank (FHLB) stock	2,442	2,381

Total securities	13,117	15,425
Loan held for sale	190	635
Loans:
Commercial and agricultural	4,676	5,990
Installment	1,283	1,726
Real estate mortgage	101,862	89,383

Total loans	107,821	97,099
Allowance for loan losses	(1,015)	(1,044)

Net loans	106,806	96,055
Premises and equipment, net	1,080	1,029
Accrued interest receivable	466	463
Bank owned life insurance	1,841	1,794
Other assets	1,511	1,398

Total assets	$129,845	$126,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non interest bearing	$13,732	$10,767
Interest bearing	61,825	63,940

Total deposits	75,557	74,707
Accrued interest payable	152	277
Federal funds purchased	3,215	—
FHLB borrowings	34,171	35,401
Other liabilities	1,733	1,479

Total liabilities	114,828	111,864
SHAREHOLDERS’ EQUITY
Common stock: $5 par value, 1,300,000 shares authorized; 591,410 and 589,043 shares outstanding at September 30, 2003 and December 31, 2002 respectively	2,957	2,945
Additional paid in capital	2,267	2,231
Retained earnings	9,706	9,002
Accumulated other comprehensive income, net of tax of $45 as of September 30, 2003 and $89 as of December 31, 2002	87	172

Total shareholders’ equity	15,017	14,350

Total liabilities and shareholders’ equity	$129,845	$126,214

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Interest and Dividend Income
Interest and fees on loans	$1,727	$1,767	$5,039	$5,310
Federal funds sold	5	9	22	20
Interest and dividends on securities:
Taxable	86	157	316	490
Tax exempt	45	42	140	121
Other interest income	13	1	53	1

Total interest income	1,876	1,976	5,570	5,942
Interest Expense
Deposits	253	362	846	1,112
Short-term borrowings	1	3	1	6
Long-term borrowings	437	489	1,336	1,417

Total interest expense	691	854	2,183	2,535

Net Interest Income	1,185	1,122	3,387	3,407
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	1,185	1,122	3,387	3,407
Non Interest Income
Service charges on deposit accounts	102	77	276	236
Investment commission fees	13	6	34	37
Net gains on sale of loans	119	117	326	168
Other income	3	59	113	222

Total non interest income	237	259	749	663
Non Interest Expense
Salaries and employee benefits	462	392	1,336	1,173
Premises and equipment	85	80	252	251
Other operating expense	220	184	612	629

Total non interest expense	767	656	2,200	2,053

Income before income tax expense	655	725	1,936	2,017
Income tax expense	163	228	542	626

Net Income	$492	$497	$1,394	$1,391

Average common shares outstanding	590,375	589,515	590,125	592,469
Basic earnings per common share	$0.83	$0.84	$2.36	$2.35
Diluted earnings per common share	0.82	0.84	2.33	2.33
Dividends per share of common stock, declared	0.39	0.39	1.17	1.17

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2003	2002

Cash flows from operating activities
Net income	$1,394	$1,391
Adjustments to reconcile net income to net cash from operating activities
Depreciation	82	93
Net amortization on securities	71	3
FHLB stock dividend	(61)	—
Loans originated for sale	(15,429)	(5,440)
Proceeds from sale of loans originated for sale	16,200	4,942
Net gain on sales of loans originated for sale	(326)	(168)
Stock-based compensation expense	1	—
Changes in assets and liabilities:
Accrued interest receivable	(3)	(8)
Accrued interest payable	(125)	9
Other assets and bank owned life insurance	(116)	(10)
Other liabilities	253	189

Net cash from operating activities	1,941	1,001
Cash flows from investing activities
Securities available for sale:
Purchases	(1,846)	(1,536)
Maturities, calls and principal payments	4,515	2,138
Securities held to maturity:
Purchases	(500)	(400)
Net change in time deposits with other financial institutions	(1,190)	—
Net change in loans	(10,751)	(7,067)
Premises and equipment expenditures	(133)	(33)

Net cash from investing activities	(9,905)	(6,898)
Cash flows from financing activities
Net change in deposits	850	6,130
Federal funds purchased	3,215	—
Proceeds from long-term FHLB borrowings	8,000	4,000
Repayment of long-term FHLB borrowings	(9,230)	(17)
Proceeds from shares issued upon exercise of stock options	47	18
Repurchase of common stock	—	(263)
Cash dividends paid	(689)	(683)

Net cash from financing activities	2,193	9,185

Net change in cash and cash equivalents	(5,771)	3,288
Cash and cash equivalents at beginning of year	8,434	6,973

Cash and cash equivalents at September 30	$2,663	$10,261

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,308	$2,526
Income taxes – federal	$544	$560

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
For the three and nine months ended September 30, 2003 and 2002

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income	$492	$497	$1,394	$1,391
Other comprehensive income (loss), net
Unrealized holding gains (losses) on securities available for sale arising during period	(39)	(47)	(129)	(141)
Tax effects	13	16	44	48

Other comprehensive income (loss), net	(26)	(31)	(85)	(93)

Comprehensive income	$466	$466	$1,309	$1,298

See accompanying notes to consolidated financial statements.

CAPITAL DIRECTIONS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.

In the opinion of management of the Registrant, the accompanying Consolidated Financial Statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Registrant as of September 30, 2003 and December 31, 2002 and results of operations for the three and nine month periods ended September 30, 2003 and 2002, and the cash flows for the nine month periods ended September 30, 2003 and 2002.

Note 2.

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 3.

The accompanying unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Notes to Consolidated Financial Statements and the notes included therein, for the fiscal year end 2002, included in the Registrant’s 2002 Annual Report on Form 10-K.

Note 4. Analysis of the Allowance for Loan Losses

Management determines the adequacy of the allowance for loan losses based on an evaluation of the loan portfolio, recent loss experience, historical performance, current economic conditions, current analyses of asset quality and other pertinent factors. Non-performing loans are defined as all loans which are accounted for as non-accrual; loans 90 days or more past due and still accruing interest; or loans which have been renegotiated due to the borrowers’ inability to comply with the original terms. As of September 30, 2003, non-performing loans totaled $103,000 or .10% of total loans. This represents an increase of $15,000 from the $88,000 balance at December 31, 2002.

	September 30,	December 31,
Non-performing Loans	2003	2002

Non-accrual	$—	$5,000
90 days or more past due	83,000	59,000
Renegotiated	20,000	24,000

Total	$103,000	$88,000

Non-performing loans as a percent of:
Total loans	.10%	.09%
Allowance for loan losses	10.15%	8.43%

Note 4. Analysis of the Allowance For Loan Losses (continued)

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged-off, and additions or reductions to the allowance which have been charged or credited to expense.

(Dollars in thousands)

	Nine	Twelve
	Months	Months
	Ended	Ended
	Sept. 30,	December 31,
	2003	2002

Balance at beginning of period	$1,044	$1,048
Charge-offs	(34)	(14)
Recoveries	5	10

Net charge-offs	(29)	(4)

Balance at end of period	$1,015	$1,044

Average loans outstanding during the period	$98,853	$86,794

Loans outstanding at end of period	$107,821	$97,099

Allowance as a percent of:
Total loans at end of period	.94%	1.08%

Non-performing loans at end of period	985.44%	1186.36%

Net charge-offs as a percent of:
Average loans outstanding	.03%	.00%

Allowance for loan losses	2.86%	.38%

Note 5. Earnings Per Share

A reconciliation of basic and diluted earnings per share for the three-month and nine-month periods ending September 30 follows:

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Basic earnings per share
Net income	$492	$497	$1,394	$1,391

Weighted average shares outstanding for basic earnings per share	590,375	589,515	590,125	592,469

Per share amount	$.83	$.84	$2.36	$2.35

Diluted earnings per share
Net income	$492	$497	$1,394	$1,391

Weighted average shares outstanding for basic earnings per share	590,375	589,515	590,125	592,469
Effect of dilutive securities-Stock options	8,206	4,678	6,956	4,136

Weighted average shares outstanding for diluted earnings per share	598,581	594,193	597,081	596,605

Per share amount	$.82	$.84	$2.33	$2.33

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

     A summary of activity in the original plan is as follows:

				Weighted
			Weighted	Average Fair
	Available		Average	Value of
	For	Options	Exercise	Options
	Grant	Outstanding	Price	Granted

Balance December 31, 2002	9,893	25,007	$33.63
Granted	(4,000)	4,000	48.00	$.91
Exercised	—	(2,367)	20.38
Forfeited	600	(600)	39.83
Expired on May 20, 2003	(6,493)	—	—

Balance September 30, 2003	—	26,040	$35.37

Note 6. Stock Option Plan (continued)

For the options outstanding at September 30, 2003, the range of exercise prices was $12.75 to $48.00 per share with a weighted average remaining contractual term of 6.46 years. At September 30, 2003, 14,136 stock options were exercisable at a weighted average price of $32.53 per share. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2002. Awards under the Company’s plan vest over a five-year period. Therefore, the cost related to stock based compensation included in the determination of net income for 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

(Dollars in thousands, except per share amounts)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Net income as reported	$492	$497	$1,394	$1,391
Add: stock-based compensation expense included in reported net income	—	—	1	—
Deduct: stock-based compensation expense determined under fair value based method	(2)	(3)	(3)	(3)

Pro forma net income	$490	$494	$1,392	$1,388

Basic and diluted income per share:
As reported basic	$.83	$.84	$2.36	$2.35
Pro forma basic	.83	.84	2.36	2.34
As reported diluted	.82	.84	2.33	2.33
Pro forma diluted	.82	.83	2.33	2.33

Stock-based compensation expense was computed using option pricing models. For the options granted during the nine months ended September 30, 2003 and September 30, 2002 the following weighted average assumptions as of the grant date were utilized.

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

Financial Condition (In thousands)

Assets totaled $129,845 at September 30, 2003. The 2.88% increase of $3,631 from $126,214 at December 31, 2002 resulted primarily from a decrease of $5,771 in cash and cash equivalents and a decrease of $2,308 in securities, which were used to partially fund an increase of $10,751 in net loans.

Cash and cash equivalents have decreased $5,771 or 68.43% in the nine-month period from December 31, 2002 to September 30, 2003. This is a result of a decrease in cash and non-interest bearing deposits, Federal funds sold and a decrease in short-term interest bearing deposits in other financial institutions. Time deposits with other financial institutions have increased by 121.3% to $2,171 at September 30, 2003.

Total outstanding net loans have increased $10,751 during the first nine months of 2003. This is an increase of 11.07% from December 31, 2002. The greatest portion of this increase has been realized in residential mortgage loans, while commercial and installment loans have decreased. During the first nine months of 2003, the Company has continued to sell certain newly originated loans into the secondary market as part of its asset and liability management strategy to minimize the risk associated with the recent reductions in interest rates.

The allowance for loan losses decreased $29 or 2.78% during the nine-month period ending September 30, 2003. At September 30, 2003 the allowance as a percent of outstanding loans was .94% compared to 1.08% at December 31, 2002. Management continues to maintain the allowance for loan losses at a level considered appropriate to absorb probable incurred losses in the portfolio.

Total deposits have increased $850 or 1.14% during the first nine months of 2003. This increase was concentrated in non-interest bearing deposits while time deposits declined.

Total shareholders’ equity increased $677 or 4.65% in the first nine months of 2003. This increase was comprised of net income of $1,394, proceeds of $47 from shares issued upon the exercise of options, and offset by a decrease in net unrealized gains on available for sale securities of $85 and by cash dividends declared of $691. Book value per share was $25.39 at September 30, 2003 compared to $24.36 at December 31, 2002.

Results of Operations (In thousands)

For the third quarter of 2003, net income was $492, basic earnings per share was $.83, and diluted earnings per share was $.82, compared to $497, $.84, and $.84 for the same period in 2002. Average earning assets increased 3.60% from $114,902 at September 30, 2002 to $119,033 at September 30, 2003. The average yield on earning assets decreased to 6.35% for the quarter ended September 30, 2003 from 6.99% for the comparable time period in 2002. Average costs for rate related liabilities decreased fifty-five basis points to 3.03% at September 30, 2003 from 3.58% at September 30, 2002. Net interest margin decreased to 3.89% for the first nine months of 2003 compared to 4.04% in the same period of 2002. The Company is experiencing a decreasing margin related primarily to the change in the structure of earning assets. As mortgage loan payoffs from refinancing increased during

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2002 and 2003, some of the funds were invested in interest bearing deposits with other financial institutions, which tend to be at lower yields as compared to loans. In addition, residential mortgage loan demand increased significantly during the past several months and many of the new, lower rate loans were sold into the secondary market to protect the Company from interest-rate risk. The following table illustrates the change in net interest margin for the nine months ended September 30, 2003 and September 30, 2002.

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)

Loans (taxable)	$98,320	$5,016	6.82%	$99,378	$5,298	7.13%
Loans (non-taxable)	534	19	4.76	167	9	7.21
Taxable securities	9,220	316	4.58	10,350	490	6.33
Non-taxable securities	4,695	213	6.07	3,254	183	7.52
Loans held for sale	241	10	5.55	114	6	7.04
Federal funds sold and other	6,023	75	1.66	1,639	21	1.71

Total interest earning assets	$119,033	$5,649	6.35%	$114,902	$6,007	6.99%

Interest bearing demand deposits	$10,976	$36	0.44%	$10,202	$42	0.55%
Savings deposits	24,879	144	0.77	26,587	369	1.86
Time deposits <$100,000	20,723	528	3.41	16,167	503	4.16
Time deposits $100,000 and more	5,990	138	3.08	7,444	198	3.56
Federal funds purchased	128	1	1.04	415	6	1.93
Other borrowings	33,328	1,336	5.36	33,622	1,417	5.63

Total interest bearing liabilities	$96,024	$2,183	3.03%	$94,437	$2,535	3.58%

Net Interest Income/Spread		$3,466	3.32%		$3,472	3.41%

Net Interest Margin			3.89%			4.04%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Change in Net Interest Income
(Dollars in thousands)

	2003 compared to 2002
	Volume	Rate	Total

Earning Assets
Loans (taxable)	$(56)	$(226)	$(282)
Loans (non-taxable)	14	(4)	10
Taxable securities	(49)	(125)	(174)
Non-taxable securities	70	(40)	30
Loans held for sale	5	(1)	4
Federal funds sold and other	55	(1)	54

Total interest income	$39	$(397)	$(358)
Interest Bearing Liabilities
Interest bearing demand deposits	$3	$(9)	$(6)
Savings deposits	(22)	(203)	(225)
Time deposits <$100,000	126	(101)	25
Time deposits $100,000 or more	(36)	(24)	(60)
Fed funds purchased	(3)	(2)	(5)
Other borrowings	(12)	(69)	(81)

Total interest expense	$56	$(408)	$(352)

Net interest Income	$(17)	$11	$(6)

There was no provision for loan losses during the first nine months of 2003 as well as for the same period of 2002. This is representative of the stable loss experience and continuing performance experienced in the loan portfolio.

Non interest income decreased $22 or 8.49% during the third quarter of 2003 when compared to the third quarter of 2002. Of this decrease, a majority is attributable to the reversal of servicing rights related to sold loans which have subsequently paid-off during the period as well as by less customer investment commissions and a smaller increase in cash value of life insurance. For the nine months ended September 30, non-interest income has increased $86 or 12.97% when compared to the similar period in 2002. This is primarily attributable to an increase in the net gain on loans sold into the secondary market and an increase in deposit service charges offset by the reversal of servicing rights on paid-off sold loans and a decline in investment commission fees.

Non interest expense increased $111 or 16.92% when comparing the third quarter of 2003 to the third quarter of 2002. The majority of this increase is a result of increased expenses for salaries and employee benefits due to overtime, incentive pay and temporary help involved in the recent mortgage refinancing boom. This is partially offset by costs for depreciation, consulting fees and Michigan Single Business Tax which have decreased since the prior year. For the nine months ended September 30, 2003 non-interest expense increased $147 or 7.16% compared to the same period in 2002. Salaries and benefits increased $163 or 13.90% as the company has experienced significant overtime and temporary help expense relating to the new and refinance mortgage activity. This has been partially offset by decreased expenses for Michigan Single Business Tax as well as consulting fees, legal and other real estate related expenses.

The Federal income tax provision for the third quarter of 2003 was $163, down $65 from $228 for the same period in 2002. The company recognized previous tax credits related to building renovations undertaken in previous years. Year-to-date the income tax provision has decreased $84 from the same period the previous year. The effective tax rate was 24.89% and 31.45% for the three

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

months ended September 30, 2003 and 2002 and 28% and 31.04% for the nine months ended September 30, 2003 and 2002. The effective tax rates are lower than the 34% statutory rate due to non-taxable income on loans and investments as well as the tax credit noted above.

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

Sources of liquidity include federal funds sold, security maturities and principal payments. A net average balance of $2,144 in federal funds sold was maintained during the third quarter of 2003. As a member of the Federal Home Loan Bank system, the Bank has access to an alternate funding source, lower cost for credit services, and an additional tool to manage interest rate risk. Other sources of liquidity include internally generated cash flow, repayments and maturities of loans, borrowings and normal deposit growth. The primary source of funds for the parent company is the upstream of dividends from the Bank. Management believes these sources of liquidity are sufficient for the Bank and parent company to continue current business plans.

At September 30, 2003 the securities available for sale were valued at $9,775. It is not anticipated that management will use these funds due to the optional sources that may be available.

Interest rate sensitivity management seeks to maximize net interest margin through periods of changing interest rates. The Bank develops strategies to assure desired levels of interest sensitive assets and interest bearing liabilities mature or reprice within selected time frames.

Strategies include the use of variable rate loan products in addition to managing deposit accounts and maturities in the investment portfolio. The following table, using recommended regulatory standards, reflects the “rate sensitive position” or the difference between loans and investments, and liabilities that mature or reprice within the next year and beyond. The financial industry has generally referred to this difference as “GAP” and its handling as “GAP Management”. Throughout the third quarter of 2003, the results of the GAP analysis were within the Bank’s policy guidelines. At September 30, 2003, the percentage of rate sensitive assets to rate sensitive liabilities within the one-year time horizon was 39%. The following table shows the Company’s GAP position as of September 30, 2003. The Company has a liability sensitive position of approximately $42,063 within the one-year time frame, which indicates higher net interest income may be earned if rates decrease during the period and lower net interest income may be earned if rates increase during the period. Due to the limitations of GAP analysis, modeling is also used to enhance measurement and control. The GAP model used by the Bank differs from the following chart in that actual loan prepayment and deposit longevity experience are also factored into the calculation. Using this method, the Bank’s GAP position at September 30, 2003 was in an asset sensitive position of $14,865 or 11.47% at one year.

GAP Measurement (Dollars in thousands)

	0-30	31-90	2nd	3rd	4th	Annual
	Days	Days	Quarter	Quarter	Quarter	Total

Assets
Loans	$2,821	$9,481	$1,143	$458	$387	$14,290
Allowance for loan losses	—	—	—	—	—	—
Loans held-for Sale	190	—	—	—	—	190
Securities (1)	2,461	1,789	1,914	3,162	147	9,473
Short-term Investments	18	495	—	—	—	513
Time deposits with other financial institutions	—	—	1,577	198	396	2,171
Other non-earning assets	—	—	—	—	—	—

Total	$5,490	$11,765	$4,634	$3,818	$930	$26,637

Liabilities
Non interest bearing deposits	$—	$—	$—	$—	$—	$—
Interest bearing deposits	42,625	2,733	4,798	1,761	1,544	53,461
FHLB borrowings (2)	2,000	8,024	1,000	1,000	—	12,024
Federal funds purchased	3,215	—	—	—	—	3,215
Other liabilities	—	—	—	—	—	—
Capital	—	—	—	—	—	—

Total	$47,840	$10,757	$5,798	$2,761	$1,544	$68,700

GAP	$(42,350)	$1,008	$(1,164)	$1,057	$(614)	$(42,063)
Cumulative GAP	$(42,350)	$(41,342)	$(42,506)	$(41,449)	$(42,063)	$(42,063)
GAP ratio	11%	109%	80%	138%	60%	39%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	1-3	3-5	Over 5
	Years	Years	Years	Total

Assets
Loans	$3,182	$13,653	$76,696	$107,821
Allowance for loan losses	—	—	—	-1,015
Loans held-for Sale	—	—	—	190
Securities (1)	2,637	720	287	13,117
Short-term Investments	—	—	—	513
Time deposits with other financial institutions	—	—	—	2,171
Other non-earning assets	—	—	—	7,048

Total	$5,819	$14,373	$76,983	$129,845

Liabilities
Non interest bearing deposits	$—	$—	$—	$13,732
Interest bearing deposits	4,900	3,464	—	61,825
FHLB borrowings (2)	10,253	11,312	582	34,171
Federal funds purchased	—	—	—	3,215
Other liabilities	—	—	—	1,885
Capital	—	—	—	15,017

Total	$15,153	$14,776	$582	$129,845

GAP	$(9,334)	$(403)	$76,401
Cumulative GAP	$(51,397)	$(51,800)	$24,601
GAP ratio	38%	97%	13,227%

(1)	Maturities reflect probable prepayments and calls.

(2)	FHLB borrowings include putable advances, which may be converted to adjustable rates or prepaid beginning one, two or three years after the purchase date. The above schedule reflects maturities at prepayment date on putable advances.

Capital Resources (Dollars in thousands)

The Company’s capital adequacy is reviewed regularly to ensure that sufficient capital is available to meet current and future funding needs and comply with regulatory requirements. Shareholders’ equity, excluding the net unrealized gain on securities available for sale, increased $752 or 5.30% to $14,930 for the first nine months of 2003. This represents 11.50% of total assets. At December 31, 2002, the similar ratio of shareholders’ equity to total assets was 11.23%. Dividends declared per common share at $1.17 per share in the first nine months of 2003 was unchanged when compared to the same period in 2002.

Regulators established “risk-based” capital guidelines that became effective December 31, 1990. Under the guidelines, minimum capital levels are established for risk-based and total assets based on perceived risk in asset categories and certain off-balance sheet items, such as loan commitments and standby letters of credit. On September 30, 2003, the Bank has a “risk-based” total capital to asset ratio of 19.15%. The ratio exceeds the requirements established by regulatory agencies as shown below.

(Dollars in thousands)
September 30, 2003

		Minimum Required
		For Capital		Under Prompt Corrective
		Adequacy Purposes		Action Regulations
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$14,975	19.15%	$6,257	8.00%	$7,822	10.00%
Tier 1 capital (to risk weighted assets)	13,997	17.90	3,129	4.00	4,693	6.00
Tier 1 capital (to average assets)	13,997	11.04	5,070	4.00	6,337	5.00

Bank management does not perceive that future rate changes or inflation will have a material impact on capital adequacy. It is the opinion of management that capital and shareholders’ equity is adequate and will continue to be so throughout 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required as Registrant meets requirements to be a small business filer.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Capital Directions, Inc.’s management, as of September 30, 2003 including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Capital Directions, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in Capital Directions, Inc.’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses for the quarter ended September 30, 2003.

Part II - Other Information

Item 1. Legal proceedings

The Company is not involved in any material pending legal proceedings to which the Registrant or its subsidiaries is a party or which any of its property is subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the registrant or its subsidiaries as of and for the period ended September 30, 2003.

Item 2. Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2003, there weren’t any changes in the Registrant’s securities, relevant to the requirements of this section, that would cause any shareholder’s rights to be materially modified, limited or qualified.

Item 3. Defaults Upon Senior Securities

No defaults have occurred involving senior securities on the part of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of security holders of the Company was held April 24, 2003. Information concerning the matters brought to a vote of security holders is contained in the Company’s Proxy Statement and Notice of Annual Meeting of Shareholders held April 24, 2003, as previously filed. There have been no further matters submitted to a vote of the Registrant’s security holders during the nine months ended September 30, 2003.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

1.	Exhibits required by Item 601 of Regulation S-K See Index to Exhibits on page 13.

2.	Reports on Form 8-K No Form 8-K reports were filed by the company for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL DIRECTIONS, INC.

Date: November 7, 2003	By:	/s/ Timothy Gaylord

Timothy Gaylord
President

Date: November 7, 2003	By:	/s/ Lois A. Toth

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